Form 10KSB
period 1999-05-31
JURAK CORP WORLD WIDE INC
filed 1999-08-31
CIK 1060888

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended May 31, 1999
                          Commission File No. 333-61801

                       JURAK CORPORATION WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)

                Minnesota                              88-0407679
      (State or other jurisdiction          (IRS Employer Identification No.)
    of Incorporation or Organization)

                            1181 Grier Drive, Suite C
                             Las Vegas, Nevada 89119
               (Address of principal executive office) (Zip Code)

                  Registrant's telephone number: (702) 914-9888

           Securities registered pursuant to Section 12(b) of the Act:
                        3,000,000 Shares Of Common Stock

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

                          Common Stock, (no par value)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on May 31, 1999, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was N/A.

15,527,750 shares of Registrant's Common Stock, no par value were outstanding on May 31, 1999, prior to the effectiveness of the latest practicable date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                    CONTENTS

                                                                      Page
                                                                      ----

PART I

       Item 1.    BUSINESS                                            4

       Item 2.    PROPERTY                                            7

       Item 3.    LEGAL PROCEEDINGS                                   7

       Item 4.    SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                 7

PART II

       Item 5.    MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER
                  MATTERS                                             7

       Item 6.    SELECTED FINANCIAL DATA                             7

       Item 7.    MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                           8

       Item 8.    FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                  9

       Item 9.    DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                9

PART III

       Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                                      9

       Item 11.   EXECUTIVE COMPENSATION                              10

       Item 12.   SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT                    10

       Item 13.   CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                        11

PART IV

       Item 14.   EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K                   11

                                     PART I

Item 1. - BUSINESS

         The Jurak Classic Whole Body Tonic was first developed in 1945 by Carl Jurak, the father of the founder of the Company. The tonic is a blend of medicinal herbs, and other ingredients.

         There are 30 separate ingredients to the tonic, all of them readily available from suppliers in Canada, the United States and France. The Jurak Classic Whole Body Tonic is supplied in bottles of one fluid oz. The bottles will come in boxes of 35 bottles.

         The tonic is a herbal supplement. The ingredients of the tonic include chamomile, dandelion, licorice, passion flower, peppermint, saw palmetto, and celery seed

         The Company has purchased its initial inventory of raw materials, and has made arrangements with a supplier, Confab Laboratories, Inc., to blend the raw materials and package them in the mono dose package. This supplier has the capacity to manufacture 180 million mono dose packages a year. There are a number of other suppliers, but the plan of the Company is to establish a long term relationship with the supplier to establish cost stability and first class service. The supplier began work to blend the product and bottle it during the last week of October, 1998. The Company has begun negotiations for a long term contract, which have not been finalized. In the interim the Company has paid the manufacturer $.17 (Canadian) for each mono dose manufactured.

         The present inventory of raw materials came from eight suppliers. For the production of the pilot batch and samples there has been approximately 3% of the raw materials purchased were used. Gross profit on sales to date has been approximately 87%.

         Management of the Company feels that with one million one ounce mono dose packages on hand, it is sufficient for the present.

         The regulatory authority over dietary supplements is divided between the Food and Drug Administration (FDA) and the Federal Trade Commission (FTC). The FDA has authority to review the ingredients and safety, define misbranding, and punish adulteration. The FTC regulates claims made in advertising and promotional materials. The Company is a multi level distributor and does not advertise nor issue promotional materials, so its activities are not regulated by the FTC, only by the FDA.

         The Congress of the United States established standards governing dietary supplements when it enacted the Dietary Supplement Health and Education Act (DSHEA) in 1994. The focus of DSHEA has been to limit the authority of the FDA over dietary supplements. Now the DSHEA regulations, effective March 23, 1999, require certain additional labeling, all of which the tonic product contains. The display panel for the Company states: "Jurak Classic Whole Body Tonic Dietary Supplement," "Corrective and Digestive Herbal and Mineral Supplement." It adds "This statement has not been evaluated by the Food and Drug Administration. This product is not intended to cure, mitigate, treat or prevent any disease." The labeling also includes nutritional labeling, including the Latin name and plant part.

         The Company filed a DSHEA required notice with the FDA that it was going to market the product, and the FDA has not objected. Management of the Company feels that it is in full compliance with the regulations of the FDA and the FTC.

         The Company has worked with consultants to make sure that the labeling of the product is correct and that the labeling is attractive. The cost of compliance is the cost of the consultants. The Company has had the ingredients approved in the United States, and the manufacturer is certified as a manufacturer in Canada.

         Management of the Company has examined the marketing practices of others, and has resolved to market the products through network marketing in the United States and throughout the rest of the world. Network marketing consists of distributors several layers deep that distribute product for a specific company. Profits come from commissions on direct sales and money earned on sales made by the network of downline distributors. Sales will be made by the distributors to individuals, there will be no sales to retailers.

         The Company will compete in the dietary supplement business, but there are few companies selling products similar to the product of the Company. One slightly similar product is Matol, for which Mr. Jurak worked for several years. Mr. Jurak has no present connection with Matol except as a shareholder. He is the holder of 2,000,000 preferred shares, which is one half of the preferred shares issued. His preferred shares, however, have no voting rights. Matol is based upon, but is a variation of, one of the many formulas of Carl Jurak. Matol's product is sold in the United States as KM, which is sold as a Potassium Mineral Supplement. There is at least one other product that is very similar to Matol, BOTANOL, which is sold as an improvement to KM. The formula used for the Jurak Classic Whole Body Tonic is different from those two in that it contains a greater quantity of herbs and minerals, and the herbs in them are not all tonic herbs, as is the case with the product of the Company, are not bi-directional and would not act to balance the systems in the body. The Company feels that any litigation from either of the other two products is remote. The

Company has no patents and has applied for trademarks for its products and logos.

         The Jurak Classic Whole Body Tonic is the only product of the Company at this time. However Carl Jurak developed several formulas, and some of them were manufactured and sold many years ago. There is a variety of organ specific herbal tablets and liquids as well as salves, ointments and liniments. The cost to develop them is minimal because the cost will be to prepare pilot batches, test them, and determine whether the product's ingredients and proposed labeling comply with FDA requirements.

         The Company is marketing the Jurak Classic Whole Body Tonic through network marketing, called the Jurak Career Plan. There are a number of steps in the Jurak Career Plan, starting with the Independent Distributor. An Independent Distributor registers with the Company and gets the right to sponsor other persons to purchase the product at a 30% discount from the retail price. There are points awarded for personal consumption or sale of products. One may become a Qualified Distributor when he has 160 points monthly.

         In addition to the money made by the distributor on sales the Company intends to issue shares of its stock to its distributors as an added incentive, with the agreement that the shares of stock are restricted from sale for three years from the time of being earned. A distributor who purchases enough product for 160 points, sponsors three persons who each purchase enough product for 160 points and who in turn sponsor three additional persons who each purchase enough product for 160 points will receive 10 certificates valued at $5.00 each. The aggregate value for certificates earned will be redeemable for shares at the current market price at the time the shares were earned.

         Network marketing is known for persons switching to another company with a better idea. The strategy of including the Company's distributors as shareholders is to keep the distributors close to the Company for a long time, and build into the future.

         Also with a consultant the Company has developed custom designed software to interface with the sales and bonus system. The software will also process currencies of other countries so that when there is expansion into other countries the system will be able to handle the volume.

         Through Eagle Payment Solutions the Company has obtained merchant credit card processing capabilities with the Harris Bank.

         The Company has six employees, and expects to have 10 employees within two months, none are represented by a labor organization. The 10 employees do not include independent distributors.

Item 2. - PROPERTY

Facilities

         The Company has leased 8,500 square feet of office space in Las Vegas, Nevada for its offices and warehouse, at an monthly rental of $5,500, plus operating expenses. The warehouse will be used to hold and distribute the Company's products. A part of the warehouse may be used for a research and development laboratory.


Item 3. - LEGAL PROCEEDINGS

         None


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

         None.


                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         The Company's common stock has not been traded.


Item 6. - SELECTED FINANCIAL DATA

                             Fiscal Years Ended May 31,
                             --------------------------    Period from inception
                             1999            1998          through May 31, 1999
                             ----            ----          --------------------

Income Statement Data
---------------------
   Net Sales                 $  64,937       $  --         $  64,937
   Net Income (loss)         $(751,658)      $(100,795)    $(852,453)
Per Share Data
--------------
Net Income (loss)            $(.05)          $(.01)        $(.06)

                                    As of May 31,
                                    -------------
                                    1999           1998
                                    ----           ----

Balance Sheet Data
   Total Assets                     $309,807       $332,119
   Total Liabilities                $577,574       $114,478
   Stockholders' Equity (Deficit)   $(267,767)     $217,641


Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company is relatively newly formed, and its operations to date have been in the areas of setting up the organization and financing.

         The Company had a small revenue from sales of its products from inception (November 3, 1997) to May 31, 1999 of $64,937. During the same period the Company expended general, administrative and pre-operating expenses of $892,863 for a net loss of $852,453. The general, administrative and pre-operating expenses included consulting expenses for Food and Drug Administration advice, computer consultants, hardware and software, raw materials, travel, office, telephone expenses, legal fees, Rent and wages.

         Except for historical information, the matters discussed in this Prospectus are forward looking statements which involve risks and uncertainties, including, but not limited to economic, competitive, and technological factors affecting the Company's operations, markets, products, services, prices and other factors, which may cause actual results to differ materially from the results discussed in the forward looking statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations with equity capital, and raised a total of $584,686. In addition a stockholder has advanced $502,500 to the Company. The business the Company is engaged in is not capital intensive, and the Company hopes to be able to finance its future operations from the cash flow from sales of the products of the Company. The business of the Company is not capital intensive because it does not need to purchase any machinery, the costs of the raw material is negligible, and, because all sales will be by check or credit card, there will not be accounts receivable.

         The Company has no plans to raise additional capital through private placements or otherwise in the next 12 months. The only need for capital would be if the Company deemed it a good investment to do its own manufacturing. The issuance of shares in this offering will be an expense to the Company, based on the fair value of the stock or the value of services, whichever is more evident. This could have an adverse effect on the balance sheet of the Company and make it more difficult to issue other shares for cash to raise additional capital.

PRODUCT RESEARCH AND DEVELOPMENT

         The Company does not anticipate conducting any product research and development during the next 12 months that would require significant capital.

PURCHASES OR SALE OF PLANT AND EQUIPMENT

         The Company anticipates that it will not need any purchases of plant of equipment in the near future.


Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are attached following Item 14.


Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE.

         None.


                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, with a brief description, are as follows:

Name                           Age            Position
----                           ---            --------

Anthony Carl Jurak             61             Chairman, Secretary

Roger Theriault                53             President, Director


         Anthony Carl Jurak, Mr. Jurak is the Chairman, Secretary, and a Director of the Company. Mr. Jurak has been Co-Chairman and Secretary Treasurer for more than the past 5 years of Matol Partners Corporation until February, 1997, and since has worked as a founder of the Company. While with Matol he was in charge of finances for six years, and then committed his time to marketing the products by traveling to sales and marketing meetings.

         Roger Theriault, Mr. Theriault is the President and a Director of the Company. Mr. Theriault was the Director of National Sales for Shaklee Canada from 1979 to 1984. During that time he was mostly involved in marketing of the Company's products, he was responsible for three regional sales managers and more than 100,000 distributors. He was the founder of Nova Sante Pacific International where he worked form 1989 to 1994. Since 1995 he has been a consultant to Triple Gold (Ecuador), Radical Advance Technologies and CiDem (France).

         The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.


Item 11. - EXECUTIVE COMPENSATION.

         There are no officers or directors that received compensation in excess of $60,000 or more during the last year. Management has taken no remuneration to date, except as noted in Certain Transactions.


Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.

         There are presently 15,527,750 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of the date of this Offering Circular, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common stock, and the officers and directors of the Company.


                                    Shares of             Percentage of
Name                                Common Stock          Ownership
--------------------------------------------------------------------------------

Anthony Carl Jurak (1)              6,150,000             40%

Roger Theriault                     1,500,000             10%

Michael Fielding                    1,500,000             10%

Roger Matthews                      1,300,000              8%

John H. Picken                        920,000              6%

All officers and directors          7,650,000             50%
as a group

(1) Mr. Jurak's shares are in the name of Jurak Holdings, Ltd.


Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Beginning in September, 1997, before the Company was incorporated, the founder of the Company, Anthony Carl Jurak, began paying expenses for the start of the Company. The expenses paid were done by the personal credit cards of Mr. Jurak. Mr. Jurak was reimbursed for his expenses by the Company in the amount of $112,376 in August, 1998. Of the $112,376 paid to Mr. Jurak, $18,405 were personal expenses on his credit cards, and not expenses of the Company. As a result the $18,405 is income to Mr. Jurak.


                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K.

         (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended May 31, 1999 and May 31, 1998.

         (b) Attached are the following Financial Statement Schedules and Auditors Report on Schedules.

         None

         All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

         (c) No report was filed on Form 8-K.

         (d) There are no exhibits.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 31, 1999



                                       JURAK CORPORATION WORLD WIDE, INC.




                                       by   /s/
                                          --------------------------------------
                                            Anthony Carl Jurak

                       JURAK CORPORATION WORLD WIDE, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORT

                              MAY 31, 1999 AND 1998

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Jurak Corporation World Wide, Inc.


         We have audited the accompanying balance sheets of Jurak Corporation World Wide, Inc., a Minnesota corporation, and a development stage company, as of May 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements present fairly, in all material respects, the financial position of Jurak Corporation World Wide, Inc. as of May 31, 1999 and 1998, and the results of its operations and its cash flows for the periods then ended, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage; planned principal operations have not yet commenced. Successful continued development of the Company is dependent upon its ability to obtain additional financing through debt issuance. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                       HOUSE, NEZERKA AND FROELICH, P.A.

Bloomington, Minnesota
July 9, 1999

                       JURAK CORPORATION WORLD WIDE, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                              May 31, 1999 and 1998

                 ASSETS                                                   1999             1998
                                                                      ------------     ------------
CURRENT ASSETS:
     Cash and cash equivalents                                        $      6,836     $    251,132
     Accounts receivable                                                        11               --
     Inventories                                                           203,451           65,447
     Prepaid expenses                                                           --            3,000
                                                                      ------------     ------------
                                                                           210,298          319,579

RESTRICTED CASH (Note 5)                                                    23,983               --

DEPOSITS                                                                    28,400           12,540

OFFICE FURNISHINGS AND EQUIPMENT                                            47,126               --
                                                                      ------------     ------------

                                                                      $    309,807     $    332,119
                                                                      ============     ============


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                 $     71,129     $      2,102
     Accrued expenses                                                        3,945               --
     Payable to stockholder, officer (Note 4)                              502,500          112,376
                                                                      ------------     ------------
                                                                           577,574          114,478

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 2):
     Convertible preferred stock, par value $.001 per share,
          50,000,000 shares authorized, none issued or outstanding              --               --
     Common stock, par value $.001 per share, 150,000,000 shares authorized, 1999 - 15,527,750; 1998 - 15,421,250 shares
          issued and outstanding                                            15,528           15,421
     Additional paid-in capital                                            569,158          303,015
     Deficit accumulated during the development stage                     (852,453)        (100,795)
                                                                      ------------     ------------
                                                                          (267,767)         217,641
                                                                      ------------     ------------

                                                                      $    309,807     $    332,119
                                                                      ============     ============


See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                 Period From                      Period From
                                                                Incorporation                    Incorporation
                                                                (November 3,                      (November 3,
                                                                    1997)           Year             1997)
                                                                   through          Ended           through
                                                                   May 31,         May 31,          May 31,
                                                                    1999            1999             1998
                                                               ------------     ------------     ------------
Sales                                                          $     64,937     $     64,937     $         --
Cost of sales                                                         8,202            8,202               --
                                                               ------------     ------------     ------------
                                                                     56,735           56,735               --

General, administrative, selling and pre-operating expenses        (913,446)        (811,424)        (102,022)
Interest income                                                       4,258            3,031            1,227
                                                               ------------     ------------     ------------

                 Net loss                                      $   (852,453)    $   (751,658)    $   (100,795)
                                                               ============     ============     ============


Loss per common share                                          $       (.06)    $       (.05)    $       (.01)
                                                               ============     ============     ============

Loss per common share assuming dilution                        $       (.06)    $       (.05)    $       (.01)
                                                               ============     ============     ============

Weighted average outstanding shares                              15,486,394       15,486,394       15,421,250
                                                               ============     ============     ============


See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                 Common Stock              Additional                        During
                                          ---------------------------        Paid-In          Amount       Development
                                            Shares          Amount           Capital         Per Share        Stage
                                          ----------     ------------     ------------     ------------    ------------
Shares issued for cash, May 28, 1998      15,300,000     $     15,300     $         --     $       .001    $         --
Shares issued for cash, May 28, 1998         121,250              121          303,015             2.50              --
Net loss                                          --               --               --                         (100,795)
                                          ----------     ------------     ------------                     ------------

Balance, May 31, 1998                     15,421,250           15,421          303,015                         (100,795)

Shares issued for cash:
     September 30, 1998                       48,000               48          119,952             2.50
     October 6, 1998                           2,000                2            4,998             2.50
     November 24, 1998                         2,000                2            4,998             2.50
     December 9, 1998                         60,000               60          149,940             2.50
     January 11, 1999                          2,000                2            4,998             2.50
     January 15, 1999                          6,000                6           14,994             2.50
     January 29, 1999                            500                1            1,249             2.50
     February 10, 1999                         4,000                4            9,996             2.50
     February 25, 1999                         2,000                2            4,998             2.50
Redemption, April 13, 1999                   (20,000)             (20)         (49,980)
Net loss                                          --               --               --                         (751,658)
                                          ----------     ------------     ------------                     ------------

Balance, May 31, 1999                     15,527,750     $     15,528     $    569,158                     $   (852,453)
                                          ==========     ============     ============                     ============


See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                     Period From                        Period From
                                                                    Incorporation                      Incorporation
                                                                     (November 3,                       (November 3,
                                                                        1997)             Year             1997)
                                                                       through            Ended           through
                                                                       May 31,           May 31,          May 31,
                                                                        1999              1999             1998
                                                                     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $   (852,453)    $   (751,658)    $   (100,795)
     Depreciation                                                           6,781            6,781               --
     Increase in accounts receivable                                          (11)             (11)              --
     Increase in inventories                                             (203,451)        (138,004)         (65,447)
     Increase in other assets                                                  --            3,000           (3,000)
     Increase in accounts payable                                          71,129           69,027            2,102
     Increase in accrued expenses                                           3,945            3,945               --
     Increase (decrease) in payable to
        stockholder, officer                                              502,500          390,124          112,376
                                                                     ------------     ------------     ------------
                 Net cash used in operating activities                   (471,560)        (416,796)         (54,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits (paid) applied                                              (28,400)         (15,860)         (12,540)
     Purchase of office equipment                                         (53,907)         (53,907)              --
     Restricted cash                                                      (23,983)         (23,983)              --
                                                                     ------------     ------------     ------------
                 Net cash used in investing activities                   (106,290)         (93,750)         (12,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                             634,686          316,250          318,436
     Redemption of common stock                                           (50,000)         (50,000)              --
                                                                     ------------     ------------     ------------
                                                                          584,686          266,250          318,436
                                                                     ------------     ------------     ------------

                 Increase (decrease) in cash and cash equivalents           6,836         (244,296)         251,132

Cash and cash equivalents:
     Beginning (inception)                                                     --          251,132               --
                                                                     ------------     ------------     ------------

     Ending                                                          $      6,836     $      6,836     $    251,132
                                                                     ============     ============     ============


See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                              May 31, 1999 and 1998


Note 1.   Nature of Business and Summary of Significant Accounting Policies:

          NATURE OF BUSINESS:

          The Company was incorporated on November 3, 1997 in the State of Minnesota and received its initial capital in May 1998. The Company was formed to manufacture and market dietary and herbal supplement products and since inception, has devoted its efforts to raising capital and developmental activities.

          The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise, and therefore, is subject to the usual business risks of development stage companies. Management intends to develop strategies that will match its cash flows with its debt obligations as they become due.

          A summary of the Company's significant accounting policies follows:

          CASH AND CASH EQUIVALENTS:

          The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          INCOME TAXES:

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

          INVENTORIES:

          Inventories are valued at the lower of cost (first-in, first-out method) or market and consist of the following:

                                                             May 31
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------
            Raw materials                        $     41,644      $     65,447
            Finished goods                            161,807                --
                                                 ------------      ------------
                                                 $    203,451      $     65,447
                                                 ============      ============

          OFFICE FURNISHINGS AND EQUIPMENT:

          Office furnishings and equipment are recorded at cost and depreciated on a straight-line basis over three to seven years.

                       JURAK CORPORATION WORLD WIDE, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              May 31, 1999 and 1998


Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued):

          ESTIMATES AND ASSUMPTIONS:

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates and assumptions include the valuation of stock issued and ability to generate future positive cash flows. Actual results could differ from Company estimates.

          LOSS PER COMMON SHARE:

          Loss per share is computed based on the weighted average number of common shares outstanding. Potential issuances that would reduce loss per common share are considered anti-dilutive and are excluded from the computation.


Note 2.   Stockholder Rights:

          The convertible preferred stock is convertible into ten common shares at a price of $.10 per share for a period of ten years and has no voting rights unless converted into common shares.

          The Board of Directors have the power and authority to fix by resolution any designation, class, series, voting power, preference, right, qualification, limitation, restriction, dividend, time and place of redemption and conversion right with respect to any stock of the Corporation.


Note 3.   Income Taxes:

          For income tax purposes, pre-opening costs are generally deferred and amortized to expense in future tax returns. The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

                                                             May 31
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------
             Expected tax (benefit) at statutory
                 rate                            $   (260,000)     $    (35,000)
             Effect of graduated federal rates         12,500            12,500
             Increase in valuation allowance          247,500            22,500
                                                 ------------      ------------
                                                 $         --      $         --
                                                 ============      ============

          The following is a summary of deferred taxes:

                                                             May 31
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------
            Deferred tax assets:
                Pre-opening costs and losses     $    270,000      $     22,500
                Valuation allowance                  (270,000)          (22,500)
                                                 ------------      ------------
                                                 $         --      $         --
                                                 ============      ============

          Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

                       JURAK CORPORATION WORLD WIDE, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              May 31, 1999 and 1998


Note 4.   Related Party Transactions:

          On August 5, 1998, the Board of Directors authorized the reimbursement and payment of $112,376 to its principal stockholder for pre-opening expenses and other disbursements incurred in the formation of the Company and as compensation for services performed for the periods ending May 31, 1998.

          The principal stockholder has advanced to the Company or requested reimbursement for $390,124 for the year ended May 31, 1999.


Note 5.   Commitments:

          The Company is currently negotiating royalty arrangements with a shareholder for use of various product formulations.

          The Company has entered into an agreement with a bank whereby ten percent of certain sales must be deposited into a restricted cash account in exchange for credit card processing.

          The Company rents 8,462 square feet of office and warehouse space in Las Vegas, Nevada under terms of an operating lease which calls for monthly rentals of approximately $5,500 plus operating expenses through September 2001. Rent expense under this agreement for the year ended May 31, 1999 was $56,006.

          Minimum lease payments at May 31, 1999 are as follows:

          Year Ending May 31:
               2000                                      $     65,324
               2001                                            67,360
               2002                                            22,680
                                                         ------------
                                                         $    155,364
                                                         ============

          The Company is offering 3,000,000 of its shares to its distributors under a plan whereby the distributors earn a stock bonus based on sales and "bonus points." A distributor who purchases enough product for 160 points, sponsors three persons who each purchase enough product for 160 points and who in turn sponsor three additional persons who each purchase enough product for 160 points will receive 10 certificates valued at $5.00 each. The aggregate value for certificates earned will be redeemable for shares at the current market price at the time of redemption. The shares of stock are restricted from sale for three years from the time of issuance.