Form 10-Q
period 1999-08-31
JURAK CORP WORLD WIDE INC
filed 1999-10-27
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   August 31, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to  ______________________


Commission File Number
                       ---------------------------------------------------------


                       JURAK CORPORATION WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                88-0407679
---------------------------------------   --------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

               1181 Grier Drive, Suite C, Las Vegas, NV 89119-3746
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 914-9688
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_     No ___


15,527,750 Common Shares were outstanding as of October 15, 1999

                       JURAK CORPORATION WORLD WIDE, INC.

                                    I N D E X


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

               Condensed Balance Sheets
                  August 31, 1999 (Unaudited) and
                     May 31, 1999                                              1

               Statements of Income
                  Three months ended August 31,
                     1999 and 1998 (Unaudited)                                 2

               Condensed Statements of Cash Flows
                  Three months ended August 31,
                     1999 and 1998                                             3

               Selected Notes to Condensed Financial
                  Statements (Unaudited)                                       4


   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             5


PART II. OTHER INFORMATION                                                   6-7

                          Part I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                       JURAK CORPORATION WORLD WIDE, INC.

                            CONDENSED BALANCE SHEETS

                                                        August 31,         May 31,
                 ASSETS                                    1999             1999
                                                       ------------     ------------
                                                        (Unaudited)       (Audited)
Cash (including savings)                               $        709     $      6,836
Accounts receivable                                             981               11
Inventories                                                 197,451          203,451
Prepaid expenses                                                 --               --
                                                       ------------     ------------
                 Total current assets                       199,141          210,298

Property, plant and equipment - net                          45,673           47,126
Other assets                                                 60,306           52,383
                                                       ------------     ------------
                                                       $    305,120     $    309,807
                                                       ============     ============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                       $     50,143     $     71,129
Accrued expenses                                                 --            3,945
Payable to stockholder, officer                             639,762          502,500
                                                       ------------     ------------
                 Total current liabilities                  689,905          577,574

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock                                            15,528           15,528
     Additional paid-in capital                             569,158          569,158
     Accumulated deficit                                   (969,471)        (852,453)
                                                       ------------     ------------
                                                           (384,785)        (267,767)
                                                       ------------     ------------

                                                       $    305,120     $    309,807
                                                       ============     ============


Note: The balance sheet at May 31, 1999 has been taken from the audited financial statements at that date, and has been condensed.

See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended
                                                                  August 31
                                                        -----------------------------
                                                            1999              1998
                                                        ------------     ------------
Sales                                                   $     79,383     $         --
Cost of sales                                                 11,459               --
                                                        ------------     ------------
                 Gross profit                                 67,924               --

Selling, general and administrative expense                  140,153           87,896
                                                        ------------     ------------
                 Loss from operations                        (72,229)         (87,896)
                                                        ------------     ------------

Other income (expense):
     Interest income                                             211              419
     Interest expense                                        (45,000)              --
                                                        ------------     ------------
                                                             (44,789)             419
                                                        ------------     ------------

                 Loss before income taxes                   (117,018)         (87,477)

Income taxes                                                      --               --
                                                        ------------     ------------

                 Net loss                               $   (117,018)    $    (87,477)
                                                        ============     ============


Loss per common share                                   $       (.01)    $       (.01)
                                                        ============     ============

Loss per common share assuming dilution                 $       (.01)    $       (.01)
                                                        ============     ============

Weighted average outstanding shares                       15,527,750       15,421,250
                                                        ============     ============


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  August 31
                                                                        -----------------------------
                                                                            1999             1998
                                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $   (117,018)    $    (74,937)
     Depreciation                                                              3,000               --
     Changes in current assets and liabilities:
          Accounts receivable                                                   (970)              --
          Prepaid expenses                                                        --            3,000
          Inventories                                                          6,000               --
          Accounts payable                                                   (20,986)          (2,102)
          Accrued expenses                                                    (3,945)              --
          Payable to stockholder, officer                                    137,262          (87,117)
                                                                        ------------     ------------
                 Net cash provided by (used in) operating activities           3,343         (161,156)

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
     Purchase of equipment                                                    (1,547)              --
     Other                                                                    (7,923)              --
                                                                        ------------     ------------
                 Net cash used in investing and other activities              (9,470)              --
                                                                        ------------     ------------

                 Net decrease in cash                                         (6,127)        (161,156)

Cash and savings:
     Beginning of period                                                       6,836          251,132
                                                                        ------------     ------------

     End of period                                                      $        709     $     89,976
                                                                        ============     ============


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of August 31, 1999, the statement of operations for the three-month periods ended August 31, 1999 and 1998, and the condensed statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 1999 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1999 audited financial statements. The results of operations for the period ended August 31, 1999 are not necessarily indicative of the operating results for the full year.


Note 2.  Inventories:

         Inventories consist of the following:

                                                  August 31,            May 31,
                                                    1999                 1999
                                                 -----------         -----------

           Raw materials                         $    41,644         $   245,675
           Finished goods                            155,807             161,807
                                                 -----------         -----------

               Totals                            $   197,451         $   203,451
                                                 ===========         ===========


Note 3.  Stockholders' Equity (Deficit):

         During the three months ended August 31, 1999, stockholders' deficit changed for net loss of $117,018.

                       JURAK CORPORATION WORLD WIDE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



         The Company has begun to get revenue from sales of its products. There were no sales during the three months ended August 31, 1998, and there were sales of $79,383 in the three months ended August 31, 1999. There was no cost of sales in 1998, and cost of sales in 1999 was $11,459, for a gross profit of $67,924. During the same period the Company expended general, administrative and pre-operating expenses of $87,896 in 1998 for a net loss of $87,477; in 1999 it expended general administrative expense of $72,229 and interest expense of $44,789 for a net loss of $117,018. The general, administrative and pre-operating expenses included consulting expenses for Food and Drug Administration advice, computer consultants, hardware and software, raw materials, travel, office, telephone expenses, legal fees, Rent and wages.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.


Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the three months ended August 31, 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JURAK CORPORATION WORLD WIDE, INC.



Date October 15, 1999                  By: /s/ Anthony Carl Jurak
                                           -------------------------------------
                                           Anthony Carl Jurak
                                           Chairman of the Board and Director