Form 10-Q
period 1999-11-30
JURAK CORP WORLD WIDE INC
filed 2000-01-14
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 30, 1999
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number
                       ---------------------------------------------------------


                       JURAK CORPORATION WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                  88-0407679
--------------------------------------    --------------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

              1181 Grier Drive, Suite C, Las Vegas, NV 89119-3746
              ---------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 914-9688
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_        No ___

15,527,750 Common Shares were outstanding as of January 15, 2000

                       JURAK CORPORATION WORLD WIDE, INC.

                                    I N D E X


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

               Condensed Balance Sheets
                  November 30, 1999 (Unaudited) and
                     May 31, 1999                                              1

               Statements of Income
                  Three months ended November 30,
                     1999 (Unaudited) and Six Months
                     Ended November 30, 1999 and 1998 (Unaudited)              2

               Condensed Statements of Cash Flows
                  Six months ended November 30,
                     1999 and 1998 (Unaudited)                                 3

               Selected Notes to Condensed Financial
                  Statements (Unaudited)                                       4


   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             5


PART II. OTHER INFORMATION                                                   6-7

                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                       JURAK CORPORATION WORLD WIDE, INC.

                            CONDENSED BALANCE SHEETS

                                                      November 30,        May 31,
             ASSETS                                       1999             1999
                                                      ------------     ------------
                                                      (Unaudited)        (Audited)
Cash (including savings)                              $     20,027     $      6,836
Accounts receivable                                            768               11
Inventories                                                183,394          203,451
                                                      ------------     ------------
             Total current assets                          204,189          210,298

Property, plant and equipment - net                         43,745           47,126
Other assets                                                63,914           52,383
                                                      ------------     ------------
                                                      $    311,848     $    309,807
                                                      ============     ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                      $     66,368     $     71,129
Accrued expenses                                               684            3,945
Payable to stockholder, officer                            765,833          502,500
                                                      ------------     ------------
             Total current liabilities                     832,885          577,574

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                            15,528           15,528
    Additional paid-in capital                             569,158          569,158
    Accumulated deficit                                 (1,105,723)        (852,453)
                                                      ------------     ------------
                                                          (521,037)        (267,767)
                                                      ------------     ------------

                                                      $    311,848     $    309,807
                                                      ============     ============


Note: The balance sheet at May 31, 1999 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                 Six Months Ended
                                                        November 30                        November 30
                                               -----------------------------     -----------------------------
                                                   1999             1998             1999             1998
                                               ------------     ------------     ------------     ------------
Sales                                          $    112,389     $      2,044     $    191,772     $      2,044
Cost of sales                                        15,062           11,335           26,521           11,335
                                               ------------     ------------     ------------     ------------
             Gross profit                            97,327           (9,291)         165,251           (9,291)

Selling, general and administrative expense         221,285           56,940          361,438          144,836
                                               ------------     ------------     ------------     ------------
             Loss from operations                  (123,958)         (66,231)        (196,187)        (154,127)
                                               ------------     ------------     ------------     ------------

Other income (expense):
    Interest income                                     206            1,089              417            1,508
    Interest expense                                (12,500)              --          (57,500)              --
                                               ------------     ------------     ------------     ------------
                                                    (12,294)           1,089          (57,083)           1,508
                                               ------------     ------------     ------------     ------------

             Loss before income taxes              (136,252)         (65,142)        (253,270)        (152,619)

Income taxes                                             --               --               --               --
                                               ------------     ------------     ------------     ------------

             Net loss                          $   (136,252)    $    (65,142)    $   (253,270)    $   (152,619)
                                               ============     ============     ============     ============


Loss per common share                          $       (.01)    $       (.01)    $       (.02)    $       (.01)
                                               ============     ============     ============     ============

Loss per common share assuming dilution        $       (.01)    $       (.01)    $       (.02)    $       (.01)
                                               ============     ============     ============     ============

Weighted average outstanding shares              15,527,750       15,473,250       15,527,750       15,473,250
                                               ============     ============     ============     ============


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended
                                                                             November 30
                                                                    -----------------------------
                                                                        1999             1998
                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $   (253,270)    $   (152,619)
    Depreciation                                                           6,000               --
    Changes in current assets and liabilities:
        Accounts receivable                                                 (757)              --
        Prepaid expenses                                                      --            3,000
        Inventories                                                       20,057               --
        Accounts payable                                                  (4,761)          (2,102)
        Accrued expenses                                                  (3,261)              --
        Payable to stockholder, officer                                  263,333         (112,376)
                                                                    ------------     ------------
             Net cash provided by (used in) operating activities          27,341         (264,097)

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
    Purchase of equipment                                                 (2,619)         (19,761)
    Other                                                                     --          (15,860)
    Restricted cash                                                      (11,531)         (22,046)
                                                                    ------------     ------------
             Net cash used in investing and other activities             (14,150)         (57,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                  --          130,000
                                                                    ------------     ------------

             Net increase (decrease) in cash and savings                  13,191         (191,764)

Cash and savings:
    Beginning of period                                                    6,836          251,132
                                                                    ------------     ------------

    End of period                                                   $     20,027     $     59,368
                                                                    ============     ============


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of November 30, 1999, the statement of operations for the three-month and six-month periods ended November 30, 1999 and 1998, and the condensed statement of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 1999 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1999 audited financial statements. The results of operations for the period ended November 30, 1999 are not necessarily indicative of the operating results for the full year.


Note 2.  Inventories:

         Inventories consist of the following:

                                                 November 30,          May 31,
                                                     1999                1999
                                                 ------------       ------------

            Raw materials                        $     41,644       $     41,644
            Finished goods                            141,750            161,807
                                                 ------------       ------------

               Totals                            $    183,394       $    203,451
                                                 ============       ============


Note 3.  Stockholders' Equity (Deficit):

         During the six months ended November 30, 1999, stockholders' deficit changed for net loss of $253,270.

                       JURAK CORPORATION WORLD WIDE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The Company has begun to get revenue from sales of its products. There were sales of $2,044 during the six months ended November 30, 1998, and there were sales of $191,772 in the six months ended November 30, 1999. There were cost of sales of $11,335 in 1998, and cost of sales in 1999 was $26,521, for a gross profit of $165,251. During the same period the Company expended general, administrative and pre-operating expenses of $144,836 in 1998 for a net loss of $154,127; in 1999 it expended general administrative expense of $361,438 and interest expense of $57,500 for a net loss of $253,270. The general, administrative and pre-operating expenses included consulting expenses for Food and Drug Administration advice, computer consultants, hardware and software, raw materials, travel, office, telephone expenses, legal fees, Rent and wages.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.



Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the six months ended November 30, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JURAK CORPORATION WORLD WIDE, INC.



Date: January 15, 2000                 By: /s/ Anthony Carl Jurak
                                           -------------------------------------
                                           Anthony Carl Jurak
                                           Chairman of the Board and Director