Form 10-Q
period 2000-02-29
JURAK CORP WORLD WIDE INC
filed 2000-04-21
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 February 29, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                ----------------------    ----------------------


Commission File Number
                       ---------------------------------------------------------


                       JURAK CORPORATION WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                      88-0407679
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

               1181 Grier Drive, Suite C, Las Vegas, NV 89119-3746
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 914-9688
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


15,527,750 Common Shares were outstanding as of April 17, 2000

                       JURAK CORPORATION WORLD WIDE, INC.


                                    I N D E X


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

              Condensed Balance Sheets
                 February 29, 2000 (Unaudited) and
                    May 31, 1999                                               1

              Statements of Income
                 Three months ended February 29, 2000 (Unaudited)
                    and Nine Months Ended February 29, 2000 and
                    February 28, 1999 (Unaudited)                              2

              Condensed Statements of Cash Flows
                 Nine months ended February 29, 2000 and
                    February 28, 1999 (Unaudited)                              3

              Selected Notes to Condensed Financial
                 Statements (Unaudited)                                        4


   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              5


PART II. OTHER INFORMATION                                                   6-7

                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                       JURAK CORPORATION WORLD WIDE, INC.

                            CONDENSED BALANCE SHEETS


                                                      February 29,      May 31,
             ASSETS                                      2000            1999
                                                      -----------     -----------
                                                      (Unaudited)      (Audited)
Cash (including savings)                              $     3,123     $     6,836
Accounts receivable                                           588              11
Inventories                                               176,526         203,451
                                                      -----------     -----------
             Total current assets                         180,237         210,298

Property, plant and equipment - net                        41,276          47,126
Other assets                                               65,230          52,383
                                                      -----------     -----------
                                                      $   286,743     $   309,807
                                                      ===========     ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                      $    58,419     $    71,129
Accrued expenses                                            1,948           3,945
Payable to stockholder, officer                           849,993         502,500
                                                      -----------     -----------
             Total current liabilities                    910,360         577,574

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                           15,528          15,528
    Additional paid-in capital                            569,158         569,158
    Accumulated deficit                                (1,208,303)       (852,453)
                                                      -----------     -----------
                                                         (623,617)       (267,767)
                                                      -----------     -----------

                                                      $   286,743     $   309,807
                                                      ===========     ===========


Note: The balance sheet at May 31, 1999 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended                 Nine Months Ended
                                               -----------------------------     -----------------------------
                                               February 29,     February 28,     February 29,     February 28,
                                                   2000             1999             2000             1999
                                               ------------     ------------     ------------     ------------
Sales                                          $     92,693     $     17,611     $    284,465     $     19,655
Cost of sales                                         7,044              847           33,565           12,182
                                               ------------     ------------     ------------     ------------
             Gross profit                            85,649           16,764          250,900            7,473
Selling, general and administrative expense         173,452          401,857          534,890          546,693
                                               ------------     ------------     ------------     ------------
             Loss from operations                   (87,803)        (385,093)        (283,990)        (539,220)
                                               ------------     ------------     ------------     ------------

Other income (expense):
    Interest income                                     223            1,131              640            2,639
    Interest expense                                (15,000)              --          (72,500)              --
                                               ------------     ------------     ------------     ------------
                                                    (14,777)           1,131          (71,860)           2,639
                                               ------------     ------------     ------------     ------------

             Loss before income taxes              (102,580)        (383,962)        (355,850)        (536,581)

Income taxes                                             --               --               --               --
                                               ------------     ------------     ------------     ------------

             Net loss                          $   (102,580)    $   (383,962)    $   (355,850)    $   (536,581)
                                               ============     ============     ============     ============


Loss per common share                          $       (.01)    $       (.01)    $       (.02)    $       (.03)
                                               ============     ============     ============     ============

Loss per common share assuming dilution        $       (.01)    $       (.01)    $       (.02)    $       (.03)
                                               ============     ============     ============     ============

Weighted average outstanding shares              15,527,750       15,510,500       15,527,750       15,484,500
                                               ============     ============     ============     ============


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Nine Months Ended
                                                                   -------------------------
                                                                   February 29,  February 28,
                                                                      2000          1999
                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(355,850)    $(536,581)
    Depreciation                                                        9,000         3,000
    Changes in current assets and liabilities:
        Accounts receivable                                              (577)           (8)
        Prepaid expenses                                                   --        (3,000)
        Inventories                                                    26,925      (142,553)
        Accounts payable                                              (12,710)         (352)
        Accrued expenses                                               (1,997)           --
        Payable to stockholder, officer                               347,493       232,103
                                                                    ---------     ---------
             Net cash provided by (used in) operating activities       12,284      (441,391)

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
    Purchase of equipment                                              (3,150)      (40,675)
    Other                                                                  --       (15,860)
    Restricted cash                                                   (12,847)      (22,207)
                                                                    ---------     ---------
             Net cash used in investing and other activities          (15,997)      (78,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                               --       316,250
                                                                    ---------     ---------

             Net decrease in cash and savings                          (3,713)     (203,583)

Cash and savings:
    Beginning of period                                                 6,836       251,132
                                                                    ---------     ---------

    End of period                                                   $   3,123     $  47,549
                                                                    =========     =========


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       Condensed Financial Statements:

              The condensed balance sheet as of February 29, 2000, the statement of operations for the three-month and nine-month periods ended February 29, 2000 and February 28, 1999, and the condensed statement of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 29, 2000 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1999 audited financial statements. The results of operations for the period ended February 29, 2000 are not necessarily indicative of the operating results for the full year.


Note 2.       Inventories:

              Inventories consist of the following:

                                           February 20,            May 31,
                                               2000                 1999
                                          --------------       --------------

                 Raw materials            $       41,664       $       41,644
                 Finished goods                  134,862              161,807
                                          --------------       --------------

                    Totals                $      176,526       $      203,451
                                          ==============       ==============


Note 3.       Stockholders' Equity (Deficit):

              During the nine months ended February 29, 2000, stockholders' deficit changed for net loss of $355,850.

                       JURAK CORPORATION WORLD WIDE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The Company has continued to get revenue from sales of its products. There were sales of $19,655 during the nine months ended February 28, 1999, and there were sales of $284,465 in the nine months ended February 29, 2000. There were cost of sales of $12,182 in 1999, and cost of sales in 2000 was $33,565, for a gross profit of $250,900. During the same period the Company expended general, administrative and pre-operating expenses of $546,693 in 1999 for a net loss of $536,581; in 2000 it expended general administrative expense of $534,890 and interest expense of $72,500 for a net loss of $355,850. The general, administrative and pre-operating expenses included consulting expenses for Food and Drug Administration advice, computer consultants, hardware and software, raw materials, travel, office, telephone expenses, legal fees, Rent and wages.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings

              The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.




Item 6.       Exhibits and Reports on Form 8-K

              (b) No reports on Form 8-K were filed during the nine months ended February 29, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JURAK CORPORATION WORLD WIDE, INC.



Date:  April 7, 2000                    By: /s/ Anthony Carl Jurak
                                            ----------------------
                                            Anthony Carl Jurak
                                            Chairman of the Board and Director