Form 10KSB
period 2000-05-31
JURAK CORP WORLD WIDE INC
filed 2000-08-31
CIK 1060888

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended May 31, 2000
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on May 31, 2000, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $28,699,875.

15,527,750 shares of Registrant's Common Stock, no par value were outstanding on May 31, 2000, prior to the effectiveness of the latest practicable date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                    CONTENTS

                                                                            Page
                                                                            ----

PART I

     Item 1.   BUSINESS                                                     4

     Item 2.   PROPERTY                                                     7

     Item 3.   LEGAL PROCEEDINGS                                            7

     Item 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                                          7

PART II

     Item 5.   MARKET FOR REGISTRANT'S COMMON
               EQUITY AND RELATED STOCKHOLDER
               MATTERS                                                      7

     Item 6.   SELECTED FINANCIAL DATA                                      8

     Item 7.   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                    8

     Item 8.   FINANCIAL STATEMENTS AND
               SUPPLEMENTARY DATA                                           9

     Item 9.   DISAGREEMENTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE                                         10

PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
               THE REGISTRANT                                               10

     Item 11.  EXECUTIVE COMPENSATION                                       10

     Item 12.  SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT                             11

     Item 13.  CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS                                                 11

PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES AND REPORTS ON FORM 8-K                            12

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

         Management of the Company feels that with the 1,000,000 one ounce mono dose packages on hand, it is sufficient for the present.

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

         The Company will compete in the dietary supplement business, but there are few companies selling products similar to the product of the Company. One slightly similar product is Matol, for which Mr. Jurak worked for several years. Mr. Jurak has no present connection with Matol except as a shareholder. He is the holder of 2,000,000 preferred shares, which is one half of the preferred shares. His preferred shares issued, however, have no voting rights. Matol is based upon, but is a variation of, one of the many formulas of Carl Jurak. Matol's product is sold in the United States as KM, which is sold as a Potassium Mineral Supplement. There is at least one other product that is very similar to Matol, BOTANOL, which is sold as an improvement to KM. The formula used for the Jurak Classic Whole Body Tonic is different from those two in that it contains a greater quantity of herbs and minerals, and the herbs in them are not all tonic herbs, as is the case with the product of the

Company, are not bi-directional and would not act to balance the systems in the body. The Company feels that any litigation from either of the other two products is remote. The Company has no patents and has applied for trademarks for its products and logos.

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

         The Company has seven employees, and expects to have 10 employees within two months, none are represented by a labor organization. The 10 employees do not include independent distributors.


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


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

         None.


                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         The Company's common stock has been traded since February 16, 2000 on the OTC Bulletin Board, before that time there was no activity. As of May 31, 2000 the following brokerage firms were making a market in the Company's common stock: Protective Group Securities, Jill Thompson Magid & Co., Sharpe Capital, Inc., and Knight Securities, Inc.

         The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.

                                                      Price per Share
                                                      ---------------
                                                     High          Low
                                                     ----          ---

Fiscal year 2000
         Third quarter (December 1, 1999             $5.00         $4.00
         through February 29, 2000)

         Fourth quarter (March 1, 2000               $5.00         $4.00
         through May 31, 2000)

         There have never been any dividends, cash or otherwise, paid on the common shares of the Company.


Item 6. - SELECTED FINANCIAL DATA

                                    Fiscal Years Ended May 31,
                                    --------------------------
                                    2000            1999             1998
                                    ----            ----             ----

Income Statement Data
---------------------
   Net Sales                        $ 406,335       $  64,937        $     --
   Net Income (loss)                $(575,854)      $(751,658)       $100,795
Per Share Data
--------------
Net Income (loss)                   $(.04)          $(.05)           $(.01)



                                          As of May 31,
                                          -------------
                                          2000             1999
                                          ----             ----

Balance Sheet Data
------------------
   Total Assets                           $  328,746       $ 309,807
   Total Liabilities                      $1,172,367       $ 577,574
   Stockholders' Equity (Deficit)         $ (843,621)      $(267,767)


Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company had revenue from sales of its products at May 31, 1999 of $64,937, and in the year ended May 31, 2000 sales were $406,335. During the same period the Company expended general, administrative and operating expenses of $811,424 for a net loss of $751,658 in 1999, compared to expenses of $946,351 and a net loss of $575,854 in 2000. The general, administrative and pre-operating expenses included consulting expenses for Food and Drug Administration advice, computer consultants, hardware and software, raw materials, travel, office, telephone expenses, legal fees, Rent and wages.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations with equity capital, and raised a total of $584,686. In addition a stockholder has advanced $1,079,674 to the Company. The business the Company is engaged in is not capital intensive, and the Company hopes to be able to finance its future operations from the cash flow from sales of the products of the Company. The business of the Company is not capital intensive because it does not need to purchase any machinery, the costs of the raw material is negligible, and, because all sales will be by check or credit card, there will not be significant accounts receivable.

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


Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE.

         None.


                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, with a brief description, are as follows:

Name                         Age          Position
----                         ---          --------

Anthony Carl Jurak           62           Chairman, Secretary

Roger Theriault              54           President, Director


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


Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.

         There are presently 15,527,750 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common stock, and the officers and directors of the Company.


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

                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K.

         (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended May 31, 2000 and May 31, 1999.

         (b) Attached are the following Financial Statement Schedules and Auditors Report on Schedules,

         None

         All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

         (c) No report was filed on Form 8-K.

         (d) There are no exhibits.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized.

Dated August 30, 2000



                                       JURAK CORPORATION WORLD WIDE, INC.




                                       by /s/ Anthony Jurak
                                          --------------------------------------
                                              Anthony Jurak

                       JURAK CORPORATION WORLD WIDE, INC.


                                FINANCIAL REPORT

                              MAY 31, 2000 AND 1999

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Jurak Corporation World Wide, Inc.


         We have audited the accompanying balance sheets of Jurak Corporation World Wide, Inc., a Minnesota corporation, as of May 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements present fairly, in all material respects, the financial position of Jurak Corporation World Wide, Inc. as of May 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2000, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                       VIRCHOW, KRAUSE & COMPANY, LLP

Bloomington, Minnesota
August 1, 2000

                       JURAK CORPORATION WORLD WIDE, INC.

                                 BALANCE SHEETS
                              May 31, 2000 and 1999

             ASSETS                                                      2000              1999
                                                                     ------------      ------------
CURRENT ASSETS:
    Cash and cash equivalents                                        $     12,899      $      6,836
    Accounts receivable                                                       488                11
    Inventories                                                           174,852           203,451
                                                                     ------------      ------------
                                                                          188,239           210,298

RESTRICTED CASH                                                            37,059            23,983

DEPOSITS                                                                   28,900            28,400

OFFICE FURNISHINGS AND EQUIPMENT, less
    accumulated depreciation 2000 $35,431; 1999 $6,781                     74,548            47,126
                                                                     ------------      ------------

                                                                     $    328,746      $    309,807
                                                                     ============      ============


        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                 $     29,159      $     71,129
    Accrued expenses                                                       63,534             3,945
    Payable to stockholder, officer                                     1,079,674           502,500
                                                                     ------------      ------------
                                                                        1,172,367           577,574

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT):
    Convertible preferred stock, par value $.001 per share,
        50,000,000 shares authorized, none issued or outstanding               --                --
    Common stock, par value $.001 per share, 150,000,000 shares
        authorized, 15,527,750 shares issued and outstanding               15,528            15,528
    Additional paid-in capital                                            569,158           569,158
    Accumulated deficit                                                (1,428,307)         (852,453)
                                                                     ------------      ------------
                                                                         (843,621)         (267,767)
                                                                     ------------      ------------

                                                                     $    328,746      $    309,807
                                                                     ============      ============


See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS

                                                                                   Period From
                                                                                  Incorporation
                                                                                   (November 3
                                                                                      1997)
                                                       Year Ended May 31             through
                                                -----------------------------        May 31,
                                                    2000             1999             1998
                                                ------------     ------------     ------------
Sales                                           $    406,335     $     64,937     $         --
Cost of sales                                         38,220            8,202               --
                                                ------------     ------------     ------------
                                                     368,115           56,735               --

Selling, general and administrative expenses        (946,351)        (811,424)        (102,022)
Other income                                           2,382            3,031            1,227
                                                ------------     ------------     ------------

             Net loss                           $   (575,854)    $   (751,658)    $   (100,795)
                                                ============     ============     ============


Loss per common share                           $       (.04)    $       (.05)    $       (.01)
                                                ============     ============     ============

Loss per common share assuming dilution         $       (.04)    $       (.05)    $       (.01)
                                                ============     ============     ============

Weighted average outstanding shares               15,527,750       15,486,394       15,421,250
                                                ============     ============     ============


See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                       Common Stock              Additional
                              -----------------------------        Paid-In       Accumulated
                                 Shares           Amount           Capital         Deficit
                              ------------     ------------     ------------     ------------
Shares issued for cash          15,421,250     $     15,421     $    303,015     $         --
Net loss                                --               --               --         (100,795)
                              ------------     ------------     ------------     ------------

Balance, May 31, 1998           15,421,250           15,421          303,015         (100,795)
    Shares issued for cash         126,500              127          316,123               --
    Redemption                     (20,000)             (20)         (49,980)              --
    Net loss                            --               --               --         (751,658)
                              ------------     ------------     ------------     ------------

Balance, May 31, 1999           15,527,750           15,528          569,158         (852,453)
    Net loss                            --               --               --         (575,854)
                              ------------     ------------     ------------     ------------

Balance, May 31, 2000           15,527,750     $     15,528     $    569,158     $ (1,428,307)
                              ============     ============     ============     ============


See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                       Period From
                                                                                                      Incorporation
                                                                                                       (November 3
                                                                                                          1997)
                                                                          Year Ended May 31              through
                                                                    -----------------------------        May 31,
                                                                        2000             1999              1998
                                                                    ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $   (575,854)    $   (751,658)    $   (100,795)
    Depreciation                                                          28,650            6,781               --
    Increase in accounts receivable                                         (477)             (11)              --
    Increase in inventories                                               28,599         (138,004)         (65,447)
    Increase in other assets                                                  --            3,000           (3,000)
    Increase in accounts payable                                         (41,970)          69,027            2,102
    Increase in accrued expenses                                          59,589            3,945               --
    Increase (decrease) in payable to stockholder, officer               577,174          390,124          112,376
                                                                    ------------     ------------     ------------
             Net cash provided by (used in) operating activities          75,711         (416,796)         (54,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits (paid) applied                                                 (500)         (15,860)         (12,540)
    Purchase of office equipment                                         (56,072)         (53,907)              --
    Restricted cash                                                      (13,076)         (23,983)              --
                                                                    ------------     ------------     ------------
             Net cash used in investing activities                       (69,648)         (93,750)         (12,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                  --          316,250          318,436
    Redemption of common stock                                                --          (50,000)              --
                                                                    ------------     ------------     ------------
             Net cash provided by financing activities                        --          266,250          318,436
                                                                    ------------     ------------     ------------

             Increase (decrease) in cash and cash equivalents              6,063         (244,296)         251,132

Cash and cash equivalents:
    Beginning                                                              6,836          251,132               --
                                                                    ------------     ------------     ------------

    Ending                                                          $     12,899     $      6,836     $    251,132
                                                                    ============     ============     ============


See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                              May 31, 2000 and 1999


Note 1.     Nature of Business and Summary of Significant Accounting Policies:

            NATURE OF BUSINESS:

            The Company was incorporated on November 3, 1997 in the State of Minnesota, is located in Las Vegas, Nevada, and markets its products throughout the U.S. and Canada. The Company manufactures and markets dietary and herbal supplement products.

            FORMATION AND DEVELOPMENT OF THE COMPANY:

            The Company was engaged in raising capital and other developmental activities through May 31, 1999 and became an operating company during the year ended May 31, 2000.

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

            INVENTORIES:

            Inventories are valued at the lower of cost (first-in, first-out method) or market and consist of the following:

                                                             May 31
                                                 ------------------------------
                                                     2000              1999
                                                 ------------       -----------
                 Raw materials                   $     16,900       $    41,644
                 Finished goods                       157,952           161,807
                                                 ------------       -----------
                                                 $    174,852       $   203,451
                                                 ============       ===========

            OFFICE FURNISHINGS AND EQUIPMENT:

            Office furnishings and equipment are recorded at cost and depreciated on a straight-line basis over three to seven years.

                       JURAK CORPORATION WORLD WIDE, INC.

                              May 31, 2000 and 1999


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


Note 3.     Income Taxes:

            For income tax purposes, pre-opening costs were deferred and are being amortized to expense in future tax returns. The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

                                                                May 31
                                                       ------------------------
                                                           2000         1999
                                                       -----------   ----------
             Expected tax (benefit) at statutory rate  $  (200,000)  $ (260,000)
             Effect of graduated federal rates              12,500       12,500
             Increase in valuation allowance               187,500      247,500
                                                       -----------   ----------
                                                       $        --   $       --
                                                       ===========   ==========

            The following is a summary of deferred taxes:

                                                                May 31
                                                       ------------------------
                                                           2000         1999
                                                       -----------   ----------
             Deferred tax assets:
                Net operating and pre-opening losses   $   457,500   $  270,000
                Valuation allowance                       (457,500)    (270,000)
                                                       -----------   ----------
                                                       $        --   $       --
                                                       ===========   ==========


            Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

                       JURAK CORPORATION WORLD WIDE, INC.

                              May 31, 2000 and 1999


Note 4.     Related Party Transactions:

            The principal stockholder has advanced to the Company or requested reimbursement for $1,079,674 and $502,500 at May 31, 2000 and 1999,
            respectively. Interest on the advances is at 8% and a total of $57,150 and $0 was charged to operations for the years ended May 31, 2000 and 1999, respectively.


Note 5.     Commitments:

            The Company rents 8,462 square feet of office and warehouse space in Las Vegas, Nevada under terms of an operating lease which calls for monthly rentals of approximately $5,500 plus operating expenses through September 2001. Rent expense plus operating expenses under this agreement for the years ended May 31, 2000 and 1999 was $73,161 and $56,006, respectively.

            Minimum lease payments at May 31, 2000 are as follows:

            Year Ending May 31:
                  2001                            $     67,360
                  2002                                  22,680
                                                  ------------
                                                  $     90,040
                                                  ============

            The Company is offering 3,000,000 of its shares to its distributors under a plan whereby the distributors earn a stock bonus based on sales and "bonus points." A distributor who purchases enough product for 160 points, sponsors three persons who each purchase enough product for 160 points and who in turn sponsor three additional persons who each purchase enough product for 160 points will receive 10 certificates valued at $5.00 each. The number of certificates outstanding at May 31, 2000 was 3,152. The aggregate value for certificates earned will be redeemable for shares at the current market price at the time of redemption. The shares of stock are restricted from sale for three years from the time of issuance.

            The Company entered into an agreement with a bank whereby ten percent of certain sales must be deposited into a restricted cash account in exchange for credit card processing. As of January 2000, the Company is no longer required to make additional deposits into the account.

            The Company has entered into an intellectual property license agreement with two entities related to the principal stockholder. The ten-year agreement calls for royalty payments to the entities that total 8% of "net sales price" subject to certain limitations and conditions as defined by the agreement. The amount expensed for the years ended May 31, 2000 and 1999 was $26,500 and $3,000, respectively.


Note 6.     Company's Continued Existence:

            The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses in its initial years and its liabilities exceed its assets. The Company intends to obtain additional financing from the stockholder, officer (see Note 4).