Form 10-Q
period 2000-08-31
JURAK CORP WORLD WIDE INC
filed 2000-10-16
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     August 31, 2000
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number              333-61801
                       --------------------------------------------------------

                       JURAK CORPORATION WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                     88-0407679
----------------------------------------       ---------------------------------
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


15,527,750 Common Shares were outstanding as of October 16, 2000
----------

                       JURAK CORPORATION WORLD WIDE, INC.


                                    I N D E X


                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

                 Condensed Balance Sheets
                    August 31, 2000 (Unaudited) and
                       May 31, 2000                                           1

                 Statements of Operations
                    Three months ended August 31,
                       2000 and 1999 (Unaudited)                              2

                 Condensed Statements of Cash Flows
                    Three months ended August 31,
                       2000 and 1999                                          3

                 Selected Notes to Condensed Financial
                    Statements (Unaudited)                                    4


   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            5


PART II. OTHER INFORMATION                                                  6-7

                          Part I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                       JURAK CORPORATION WORLD WIDE, INC.

                            CONDENSED BALANCE SHEETS

                                                        August 31,          May 31,
             ASSETS                                        2000              2000
                                                       ------------      ------------
                                                       (Unaudited)        (Audited)
Cash (including savings)                               $     13,024      $     12,899
Accounts receivable                                             488               488
Inventories                                                 163,898           174,852
                                                       ------------      ------------
             Total current assets                           177,410           188,239

Property, plant and equipment - net                          67,765            74,548
Other assets                                                 66,189            65,959
                                                       ------------      ------------
                                                       $    311,364      $    328,746
                                                       ============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                       $     26,383      $     29,159
Accrued expenses                                            100,012            63,534
Payable to stockholder, officer                           1,148,639         1,079,674
                                                       ------------      ------------
             Total current liabilities                    1,275,034         1,172,367

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                             15,528            15,528
    Additional paid-in capital                              569,158           569,158
    Accumulated deficit                                  (1,548,356)       (1,428,307)
                                                       ------------      ------------
                                                           (963,670)         (843,621)
                                                       ------------      ------------

                                                       $    311,364      $    328,746
                                                       ============      ============


Note: The balance sheet at May 31, 2000 has been taken from the audited financial statements at that date, and has been condensed.

See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                      August 31
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------
Sales                                                       $    158,429      $     79,383
Cost of sales                                                     12,041            11,459
                                                            ------------      ------------
             Gross profit                                        146,388            67,924

Selling, general and administrative expense                      249,236           140,153
                                                            ------------      ------------
             Loss from operations                               (102,848)          (72,229)
                                                            ------------      ------------

Other income (expense):
    Interest income                                                  230               211
    Interest expense                                             (17,431)          (45,000)
                                                            ------------      ------------
                                                                 (17,201)          (44,789)
                                                            ------------      ------------

             Loss before income taxes                           (120,049)         (117,018)

Income taxes                                                          --                --
                                                            ------------      ------------

             Net loss                                       $   (120,049)     $   (117,018)
                                                            ============      ============


Loss per common share                                       $       (.01)     $       (.01)
                                                            ============      ============

Loss per common share assuming dilution                     $       (.01)     $       (.01)
                                                            ============      ============

Weighted average outstanding shares                           15,527,750        15,527,750
                                                            ============      ============


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            August 31
                                                                 ------------------------------
                                                                     2000               1999
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $   (120,049)     $   (117,018)
    Depreciation                                                        7,373             3,000
    Changes in current assets and liabilities:
        Accounts receivable                                                --              (970)
        Inventories                                                    10,954             6,000
        Accounts payable                                               (2,776)          (20,986)
        Accrued expenses                                               36,478            (3,945)
        Payable to stockholder, officer                                68,965           137,262
                                                                 ------------      ------------
             Net cash provided by operating activities                    945             3,343

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
    Purchase of equipment                                                (589)           (1,547)
    Other                                                                (231)           (7,923)
                                                                 ------------      ------------
             Net cash used in investing and other activities             (820)           (9,470)
                                                                 ------------      ------------

             Net increase (decrease) in cash                              125            (6,127)

Cash and savings:
    Beginning of period                                                12,899             6,836
                                                                 ------------      ------------

    End of period                                                $     13,024      $        709
                                                                 ============      ============


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of August 31, 2000, the statement of operations for the three-month periods ended August 31, 2000 and 1999, and the condensed statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 2000 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2000 audited financial statements. The results of operations for the period ended August 31, 2000 are not necessarily indicative of the operating results for the full year.


Note 2.  Inventories:

         Inventories consist of the following:

                                                     August 31,        May 31,
                                                        2000            2000
                                                    -----------     -----------

                 Raw materials                      $    16,900     $    16,900
                 Finished goods                         146,418         157,952
                                                    -----------     -----------

                    Totals                          $   163,898     $   174,852
                                                    ===========     ===========


Note 3.  Stockholders' Equity (Deficit):

         During the three months ended August 31, 2000, stockholders' deficit changed for net loss of $120,049.

                       JURAK CORPORATION WORLD WIDE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The Company has continued to get revenue from sales of its products. There were sales of $158,429 during the three months ended August 31, 2000, compared to $79,383 for the same period in 1999. There were cost of sales of $12,041 in 2000, and cost of sales in 1999 was $11,459, for a gross profit of $146,388 in 2000, compared to a gross profit of $67,924 in 1999.. During the same period the Company expended general, administrative and pre-operating expenses of $140,153 in 1999 for a net loss of $117,018; in 2000 it expended general administrative expense of $249,236 for a net loss of $120,049. The general, administrative and pre-operating expenses included consulting expenses for Food and Drug Administration advice, computer consultants, hardware and software, raw materials, travel, office, telephone expenses, legal fees, Rent and wages.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.



Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the three months ended August 31, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JURAK CORPORATION WORLD WIDE, INC.



Date October 16, 2000                  By: /s/ Anthony Carl Jurak
                                           -------------------------------------
                                           Anthony Carl Jurak
                                           Chairman of the Board and Director