Form 10-Q
period 2000-11-30
JURAK CORP WORLD WIDE INC
filed 2001-01-11
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      November 30, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


Commission File Number               333-61801
                       ---------------------------------------------------------


                       JURAK CORPORATION WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)

                MINNESOTA                               88-0407679
----------------------------------------   -------------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

               1181 Grier Drive, Suite C, Las Vegas, NV 89119-3746
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 914-9688
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_      No


15,527,750 Common Shares were outstanding as of January 15, 2001
----------

                       JURAK CORPORATION WORLD WIDE, INC.


                                    I N D E X


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

 Item 1.   Financial Statements (Unaudited)

              Condensed Balance Sheets
                 November 30, 2000 (Unaudited) and
                    May 31, 2000                                               1

              Statements of Income
                 Three months ended November 30,
                    2000 (Unaudited) and Six Months
                    Ended November 30, 2000 and 1999 (Unaudited)               2

              Condensed Statements of Cash Flows
                 Six months ended November 30,
                    2000 and 1999 (Unaudited)                                  3

              Selected Notes to Condensed Financial
                 Statements (Unaudited)                                        4


 Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              5


PART II.  OTHER INFORMATION                                                  6-7

                          Part I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                       JURAK CORPORATION WORLD WIDE, INC.

                            CONDENSED BALANCE SHEETS

                                                      November 30,        May 31,
             ASSETS                                       2000              2000
                                                      ------------     ------------
                                                      (Unaudited)        (Audited)
Cash (including savings)                              $     11,627     $     12,899
Accounts receivable                                            388              488
Inventories                                                131,860          174,852
                                                      ------------     ------------
             Total current assets                          143,875          188,239

Property, plant and equipment - net                         60,390           74,548
Other assets                                                68,030           65,959
                                                      ------------     ------------
                                                      $    272,295     $    328,746
                                                      ============     ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                      $     40,769     $     29,159
Accrued expenses                                           144,605           63,534
Payable to stockholder, officer                          1,201,256        1,079,674
                                                      ------------     ------------
             Total current liabilities                   1,386,630        1,172,367

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                            15,528           15,528
    Additional paid-in capital                             569,158          569,158
    Accumulated deficit                                 (1,699,021)      (1,428,307)
                                                      ------------     ------------
                                                        (1,114,335)        (843,621)
                                                      ------------     ------------

                                                      $    272,295     $    328,746
                                                      ============     ============


Note: The balance sheet at May 31, 2000 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                 Six Months Ended
                                                        November 30                       November 30
                                               -----------------------------     -----------------------------
                                                   2000             1999             2000              1999
                                               ------------     ------------     ------------     ------------
Sales                                          $    228,302     $    112,389     $    386,731     $    191,772
Cost of sales                                        33,710           15,062           45,751           26,521
                                               ------------     ------------     ------------     ------------
             Gross profit                           194,592           97,327          340,980          165,251

Selling, general and administrative expense         327,333          221,285          576,569          361,438
                                               ------------     ------------     ------------     ------------
             Loss from operations                  (132,741)        (123,958)        (235,589)        (196,187)
                                               ------------     ------------     ------------     ------------

Other income (expense):
    Interest income                                     230              206              460              417
    Interest expense                                (18,154)         (12,500)         (35,585)         (57,500)
                                               ------------     ------------     ------------     ------------
                                                    (17,924)         (12,294)         (35,125)         (57,083)
                                               ------------     ------------     ------------     ------------

             Loss before income taxes              (150,665)        (136,252)        (270,714)        (253,270)

Income taxes                                             --               --               --               --
                                               ------------     ------------     ------------     ------------

             Net loss                          $   (150,665)    $   (136,252)    $   (270,714)    $   (253,270)
                                               ============     ============     ============     ============


Loss per common share                          $       (.01)    $       (.01)    $       (.02)    $       (.01)
                                               ============     ============     ============     ============

Loss per common share assuming dilution        $       (.01)    $       (.01)    $       (.02)    $       (.01)
                                               ============     ============     ============     ============

Weighted average outstanding shares              15,527,750       15,527,750       15,527,750       15,527,750
                                               ============     ============     ============     ============


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended
                                                                             November 30
                                                                    -----------------------------
                                                                        2000              1999
                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $   (270,714)    $   (253,270)
    Depreciation                                                          14,748            6,000
    Changes in current assets and liabilities:
        Accounts receivable                                                  100             (757)
        Inventories                                                       42,992           20,057
        Accounts payable                                                  11,610           (4,761)
        Accrued expenses                                                  81,071           (3,261)
        Payable to stockholder, officer                                  121,582          263,333
                                                                    ------------     ------------
             Net cash provided by (used in) operating activities           1,389           27,341

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
    Purchase of equipment                                                   (590)          (2,619)
    Restricted cash                                                       (2,071)         (11,531)
                                                                    ------------     ------------
             Net cash used in investing and other activities              (2,661)         (14,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                  --               --
                                                                    ------------     ------------

             Net increase (decrease) in cash and savings                  (1,272)          13,191

Cash and savings:
    Beginning of period                                                   12,899            6,836
                                                                    ------------     ------------

    End of period                                                   $     11,627     $     20,027
                                                                    ============     ============


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    Condensed Financial Statements:

           The condensed balance sheet as of November 30, 2000, the statement of operations for the three-month and six-month periods ended November 30, 2000 and 1999, and the condensed statement of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 2000 and for all periods presented have been made.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2000 audited financial statements. The results of operations for the period ended November 30, 2000 are not necessarily indicative of the operating results for the full year.


Note 2.    Inventories:

           Inventories consist of the following:

                                                 November 30,         May 31,
                                                     2000              2000
                                                 ------------      ------------

                 Raw materials                   $     16,900      $     16,900
                 Finished goods                       114,960           157,952
                                                 ------------      ------------

                    Totals                       $    131,860      $    174,852
                                                 ============      ============


Note 3.    Stockholders' Equity (Deficit):

           During the six months ended November 30, 2000, stockholders' deficit changed for net loss of $270,714.

                       JURAK CORPORATION WORLD WIDE, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The Company has continued to increase its revenue from sales of its products. There were sales of $228,302 during the three months ended November 30, 2000, compared to $112,389 for the same period in 1999. There were cost of sales of $33,710 in 2000, and cost of sales in 1999 was $15,062, for a gross profit of $194,592 in 2000, compared to a gross profit of $97,327 in 1999.. During the same period the Company expended selling, general, and administrative expenses of $221,285 in 1999 for a net loss of $123,958; in 2000 it expended selling, general and administrative expenses of $327,333 for a net loss of $132,741.

         There were sales of $386,731 during the six months ended November 30, 2000, compared to $191,772 for the same period in 1999. There were cost of sales of $45,751 in 2000, and cost of sales in 1999 was $26,521, for a gross profit of $340,980 in 2000, compared to a gross profit of $165,251 in 1999.. During the same period the Company expended selling, general, and administrative expenses of $361,438 in 1999 for a net loss of $196,187; in 2000 it expended selling, general and administrative expenses of $576,569 for a net loss of $235,589.

                           PART II. OTHER INFORMATION



Item 1.    Legal Proceedings

           The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.




Item 6.    Exhibits and Reports on Form 8-K

           (b) No reports on Form 8-K were filed during the six months ended November 30, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JURAK CORPORATION WORLD WIDE, INC.



Date:  January 11, 2001                By: /s/ Anthony Carl Jurak
                                           -------------------------------------
                                           Anthony Carl Jurak
                                           Chairman of the Board and Director