Form 10-Q
period 2001-02-28
JURAK CORP WORLD WIDE INC
filed 2001-04-13
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 2001
                               -------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number      333-61801
                       --------------------

                       JURAK CORPORATION WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                      88-0407679
            ---------                                      ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

               1181 Grier Drive, Suite C, Las Vegas, NV 89119-3746
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 914-9688
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_    No___

15,527,750 Common Shares were outstanding as of April 16, 2001
----------

                       JURAK CORPORATION WORLD WIDE, INC.


                                    I N D E X

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

       Item   1. Financial Statements (Unaudited)

                     Condensed Balance Sheets
                       February 28, 2001 (Unaudited) and May 31, 2000          1

                     Statements of Income
                       Three months ended February 28, 2001 (Unaudited)
                         and Nine Months Ended February 28, 2001 and
                         2000 (Unaudited)                                      2

                     Condensed Statements of Cash Flows
                       Nine months ended February 28, 2001 and 2000
                         (Unaudited)                                           3

                     Selected Notes to Condensed Financial Statements
                       (Unaudited)                                             4


       Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                           5


PART II.     OTHER INFORMATION                                               6-7

                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                       JURAK CORPORATION WORLD WIDE, INC.

                            CONDENSED BALANCE SHEETS

                                                     February 28,      May 31,
             ASSETS                                      2001           2000
                                                         ----           ----
                                                     (Unaudited)      (Audited)

Cash (including savings)                             $     1,331    $    12,899
Accounts receivable                                          188            488
Inventories                                               95,003        174,852
                                                     -----------    -----------
             Total current assets                         96,522        188,239

Property, plant and equipment - net                       52,690         74,548
Other assets                                             102,200         65,959
                                                     -----------    -----------
                                                     $   251,412    $   328,746
                                                     ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                     $    85,259    $    29,159
Accrued expenses                                         168,548         63,534
Payable to stockholder, officer                        1,223,734      1,079,674
                                                     -----------    -----------
             Total current liabilities                 1,477,541      1,172,367

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                          15,528         15,528
    Additional paid-in capital                           569,158        569,158
    Accumulated deficit                               (1,810,815)    (1,428,307)
                                                     -----------    -----------
                                                      (1,226,129)      (843,621)
                                                     -----------    -----------

                                                     $   251,412    $   328,746
                                                     ===========    ===========

Note: The balance sheet at May 31, 2000 has been taken from the audited financial statements at that date, and has been condensed.

See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                Nine Months Ended
                                                         February 28                       February 28
                                                         -----------                       -----------
                                                    2001             2000             2001             2000
                                                    ----             ----             ----             ----
Sales                                          $    276,553     $     92,693     $    663,284     $    284,465
Cost of sales                                        38,159            7,044           83,910           33,565
                                               ------------     ------------     ------------     ------------
             Gross profit                           238,394           85,649          579,374          250,900

Selling, general and administrative expense         331,688          173,452          908,257          534,890
                                               ------------     ------------     ------------     ------------
             Loss from operations                   (93,294)         (87,803)        (328,883)        (283,990)
                                               ------------     ------------     ------------     ------------

Other income (expense):
    Interest income                                      --              223              460              640
    Interest expense                                (18,500)         (15,000)         (54,085)         (72,500)
                                               ------------     ------------     ------------     ------------
                                                    (18,500)         (14,777)         (53,625)         (71,860)
                                               ------------     ------------     ------------     ------------

             Loss before income taxes              (111,794)        (102,580)        (382,508)        (355,850)

Income taxes                                             --               --               --               --
                                               ------------     ------------     ------------     ------------

             Net loss                          $   (111,794)    $   (102,580)    $   (382,508)    $   (355,850)
                                               ============     ============     ============     ============

Loss per common share                          $       (.01)    $       (.01)    $       (.02)    $       (.02)
                                               ============     ============     ============     ============

Loss per common share assuming dilution        $       (.01)    $       (.01)    $       (.02)    $       (.02)
                                               ============     ============     ============     ============

Weighted average outstanding shares              15,527,750       15,527,750       15,527,750       15,527,750
                                               ============     ============     ============     ============

See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                         February 28
                                                                         -----------
                                                                    2001          2000
                                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $(382,508)    $(355,850)
    Depreciation                                                   22,448         9,000
    Changes in current assets and liabilities:
        Accounts receivable                                           300          (577)
        Inventories                                                79,849        26,925
        Accounts payable                                           56,100       (12,710)
        Accrued expenses                                          105,014        (1,997)
        Payable to stockholder, officer                           144,060       347,493
                                                                ---------     ---------
             Net cash provided by operating activities             25,263        12,284

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
    Purchase of equipment                                            (590)       (3,150)
    Restricted cash                                               (36,241)      (12,847)
                                                                ---------     ---------
             Net cash used in investing and other activities      (36,831)      (15,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                           --            --
                                                                ---------     ---------

             Net decrease in cash and savings                     (11,568)       (3,713)

Cash and savings:
    Beginning of period                                            12,899         6,836
                                                                ---------     ---------
    End of period                                               $   1,331     $   3,123
                                                                =========     =========

See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Condensed Financial Statements:

        The condensed balance sheet as of February 28, 2001, the statement of operations for the three-month and nine-month periods ended February 28, 2001 and 2000, and the condensed statement of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 2001 and for all periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2000 audited financial statements. The results of operations for the period ended February 28, 2001 are not necessarily indicative of the operating results for the full year.

Note 2. Inventories:

        Inventories consist of the following:

                                              February 28,          May 31,
                                                 2001                2000
                                                 ----                ----
           Raw materials                     $     16,900       $     16,900
           Finished goods                          78,103            157,952
                                             ------------       ------------
              Totals                         $     95,003       $    174,852
                                             ============       ============

Note 3. Stockholders' Equity (Deficit):

        During the nine months ended February 28, 2001, stockholders' deficit changed for a net loss of $382,508.

                       JURAK CORPORATION WORLD WIDE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The Company has continued to increase its revenue from sales of its products. There were sales of $276,553 during the three months ended February 28, 2001, compared to $92,693 for the same period in 2000. There were cost of sales of $38,159 in 2001, and cost of sales in 2000 was $7,044, for a gross profit of $238,394 in 2001, compared to a gross profit of $85,649 in 2000. During the same period the Company expended selling, general, and administrative expenses of $173,452 in 2000 for a net loss of $102,580; in 2001 it expended selling, general and administrative expenses of $331,688 for a net loss of $111,794, and a net loss per share of $.01. The increase in selling, general and administrative expense was due to increased printing costs, two new employees, the purchase of new computer equipment and increased sales commissions.

         There were sales of $663,284 during the nine months ended February 28, 2001, compared to $284,465 for the same period in 2000. There were cost of sales of $83,910 in 2001, and cost of sales in 2000 was $33,565, for a gross profit of $579,374 in 2001, compared to a gross profit of $250,900 in 2000. During the same period the Company expended selling, general, and administrative expenses of $534,890 in 2000 for a net loss of $355,850; in 2001 it expended selling, general and administrative expenses of $908,257 for a net loss of $382,508, and a net loss per share of $.02. The increase in selling, general and administrative expense was due to increased printing costs, two new employees, the purchase of new computer equipment and increased sales commissions.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.

Item 6. Exhibits and Reports on Form 8-K

        (b) No reports on Form 8-K were filed during the nine months ended February 28, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JURAK CORPORATION WORLD WIDE, INC.



Date:  April 12, 2001                     By: /s/ Anthony Carl Jurak
                                              Anthony Carl Jurak
                                              Chairman of the Board and Director