Form 10KSB
period 2001-05-31
JURAK CORP WORLD WIDE INC
filed 2001-08-28
CIK 1060888

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended May 31, 2001
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

                  Registrant's telephone number: (702) 914-9688

           Securities registered pursuant to Section 12(b) of the Act:
                        3,000,000 Shares Of Common Stock

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

                          Common Stock, (no par value)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on May 31, 2001, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $28,699,875.

15,527,750 shares of Registrant's Common Stock, no par value were outstanding on May

31, 2001, prior to the effectiveness of the latest practicable date.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                    CONTENTS
                                    --------


                                                                            Page
                                                                            ----
PART I

         Item 1.  BUSINESS                                                    4

         Item 2.  PROPERTY                                                    6

         Item 3.  LEGAL PROCEEDINGS                                           7

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITY HOLDERS                                7

PART II

         Item 5.  MARKET FOR REGISTRANT'S COMMON
                           EQUITY AND RELATED STOCKHOLDER
                           MATTERS                                            7

         Item 6.  SELECTED FINANCIAL DATA                                     8

         Item 7.  MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS                          8

         Item 8.  FINANCIAL STATEMENTS AND
                           SUPPLEMENTARY DATA                                 9

         Item 9.  DISAGREEMENTS ON ACCOUNTING AND
                           FINANCIAL DISCLOSURE                               9

PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF
                           THE REGISTRANT                                     9

         Item 11. EXECUTIVE COMPENSATION                                     10

         Item 12. SECURITY OWNERSHIP OF CERTAIN
                           BENEFICIAL OWNERS AND MANAGEMENT                  10

         Item 13. CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS                                      11

PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENT
                           SCHEDULES AND REPORTS ON FORM 8-K                 11


                                     PART I

Item 1. - BUSINESS

         The Jurak Classic Whole Body Tonic was first developed in 1945 by Carl Jurak, the father of the founder of the Company. The tonic is a blend of medicinal herbs, and other ingredients.

         There are 30 separate ingredients to the tonic, all of them readily available from suppliers in Canada, the United States and France. The Jurak Classic Whole Body Tonic is supplied in bottles of one fluid oz. The bottles come in boxes of 35 bottles.

         The tonic is a herbal supplement. The ingredients of the tonic include chamomile, dandelion, licorice, passion flower, peppermint, saw palmetto, and celery seed

         The Company has made arrangements with a supplier, Confab Laboratories, Inc., to blend the raw materials and package them in the mono dose package. This supplier has the capacity to manufacture 180 million mono dose packages a year. There are a number of other suppliers, but the plan of the Company is to establish a long term relationship with the supplier to establish cost stability and first class service.

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

         Management of the Company has resolved to market the products through network marketing in the United States and throughout the rest of the world. Network marketing consists of distributors several layers deep that distribute product for a specific company. Profits come from commissions on direct sales and money earned on sales made by the network of downline distributors. Sales will be made by the distributors to individuals, there will be no sales to retailers.

         The Company competes in the dietary supplement business, but there are few companies selling products similar to the product of the Company. One slightly similar product is Matol, for which Mr. Jurak worked for several years. Mr. Jurak has no present connection with Matol except as a shareholder. He is the holder of 2,000,000 preferred shares, which is one half of the preferred shares. His preferred shares issued, however, have no voting rights. Matol is based upon, but is a variation of, one of the many formulas of Carl Jurak. Matol's product is sold in the United States as KM, which is sold as a Potassium Mineral Supplement. There is at least one other product that is very similar to Matol, BOTANOL, which is sold as an improvement to KM. The formula used for the Jurak Classic Whole Body Tonic is different from those two in that it contains a greater quantity of herbs and minerals, and the herbs in them are not all tonic herbs, as is the case with the product of the Company, are not bi-directional and would not act to balance the systems in the body. The Company feels that any litigation from either of the other two products is remote. The Company has no patents and has applied for trademarks for its products and logos.

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

         The Company has nine full time employees, and one part time employee, none are represented by a labor organization. The 10 employees do not include independent distributors.


Item 2. - PROPERTY

Facilities

         The Company has leased 8,500 square feet of office space in Las Vegas, Nevada for its offices and warehouse, at a monthly rental of $5,696, plus operating expenses. The warehouse will be used to hold and distribute the Company's products. A part of the warehouse may be used for a research and development laboratory.


Item 3. - LEGAL PROCEEDINGS

         None


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock has been traded since February 16, 2000 on the OTC Bulletin Board, before that time there was no activity. As of May 31, 2001 the following brokerage firms were making a market in the Company's common stock: Jill Thompson Magid & Co., Sharpe Capital, Inc., and Knight Securities, Inc.

         The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.


                                                     Price per Share
                                                     ---------------
                                                 High               Low
                                                 ----               ----
Fiscal year 2001
         First quarter (June 1, 2000             $5.00             $4.00
         through August 31, 2000)

         Second quarter (September 1, 2000       $5.00             $4.00
         through November 30, 2000)

         Third quarter (December 1, 2000         $5.00             $4.00
         through February 28, 2001)

         Fourth quarter (March 1, 2001           $5.00             $4.00
         through May 31, 2001)

The last trade was in August, 2000.
         There have never been any dividends, cash or otherwise, paid on the common shares of the Company.


Item 6. - SELECTED FINANCIAL DATA

                                      Fiscal Years Ended May 31,
                                      --------------------------
                                        2001             2000
                                        ----             ----

Income Statement Data
---------------------
   Net Sales                        $ 1,038,238      $   406,335--
   Net Income (loss)                $  (385,291)     $  (575,854)

Per Share Data
--------------
Net Income (loss)                   $      (.02)     $      (.04)


                                                     As of May 31,
                                                     -------------
                                                2001              2000
                                                ----              ----

Balance Sheet Data
------------------
   Total Assets                             $   270,477      $   328,746
   Total Liabilities                        $ 1,499,389      $ 1,172,367
   Stockholders' Equity (Deficit)           $(1,228,912)     $  (843,621)


Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company had revenue from sales of its products at May 31, 2000 of $406,335, and in the year ended May 31, 2001 sales were $1,038,238, approximately 2.55 times the sales of the prior year. During the same period the Company expended selling, general and administrative expenses of $946,351 in 2000, compared to expenses of

$1,322,923 in 2001, approximately an increase of 40%. There was a net loss of $575,854 in 2000, compared to a net loss of $385,291 in 2001. The general, administrative and pre-operating expenses included consulting expenses for Food and Drug Administration advice, computer consultants, hardware and software, raw materials, travel, office, telephone expenses, legal fees, rent and wages.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations with equity capital, and raised a total of $584,686. In addition a stockholder has advanced $1,223,002 to the Company. The business the Company is engaged in is not capital intensive, and the Company hopes to be able to finance its future operations from the cash flow from sales of the products of the Company. The business of the Company is not capital intensive because it does not need to purchase any machinery, the costs of the raw material is negligible, and, because all sales will be by check or credit card, there will not be significant accounts receivable.

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

PURCHASES OR SALE OF PLANT AND EQUIPMENT

         The Company anticipates that it will not need any purchases of plant or equipment in the near future.


Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are attached following Item 14.


Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, with a brief description, are as follows:

Name                               Age               Position
----                               ---               --------

Anthony Carl Jurak                  63               Chairman, Secretary

Roger Theriault                     55               President, Director


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

                                    Shares of                      Percentage of
Name                                Common Stock                     Ownership
-----------------------------------------------------------------------

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


Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Beginning in September, 1997, before the Company was incorporated, the founder of the Company, Anthony Carl Jurak, began paying expenses for the start of the Company. The expenses paid were done by the personal credit cards of Mr. Jurak. He has advanced to the Company or requested reimbursement for $1,223,002 and $1,079,674 as of May 31, 2001 and 2000 respectively. Interest on the advances is at 8% and a total of $99,500 and $57,150 was charged to operations for the years ended May 31, 2001 and 2000 respectively.


                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended May 31, 2001 and May 31, 2000.

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

Dated August 28, 2001



                                              JURAK CORPORATION WORLD WIDE, INC.




                                              By   /s/ Anthony Jurak
                                                 -------------------------------
                                                       Anthony Jurak

                                JURAK CORPORATION
                                WORLD WIDE, INC.


                                FINANCIAL REPORT

                              MAY 31, 2001 AND 2000

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Jurak Corporation World Wide, Inc.


         We have audited the accompanying balance sheets of Jurak Corporation World Wide, Inc., a Minnesota corporation, as of May 31, 2001 and 2000, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements present fairly, in all material respects, the financial position of Jurak Corporation World Wide, Inc. as of May 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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




                                                  VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
July 20, 2001

                       JURAK CORPORATION WORLD WIDE, INC.

                                 BALANCE SHEETS
                              May 31, 2001 and 2000


             ASSETS                                                    2001            2000
                                                                    -----------     -----------
CURRENT ASSETS:
    Cash and cash equivalents                                       $    33,346     $    12,899
    Accounts receivable                                                     188             488
    Inventories                                                          91,861         174,852
                                                                    -----------     -----------
                                                                        125,395         188,239

RESTRICTED CASH                                                          70,644          37,059

DEPOSITS                                                                 28,900          28,900

OFFICE FURNISHINGS AND EQUIPMENT, less
    accumulated depreciation 2001 $64,441; 2000 $35,431                  45,538          74,548
                                                                    -----------     -----------

                                                                    $   270,477     $   328,746
                                                                    ===========     ===========

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                $    23,678     $    24,755
    Accrued compensation                                                164,373          38,456
    Payable to related party                                             88,336          29,482
    Payable to stockholder, officer                                   1,223,002       1,079,674
                                                                    -----------     -----------
                                                                      1,499,389       1,172,367

COMMITMENTS

STOCKHOLDERS' DEFICIT:
    Convertible preferred stock, par value $.001 per share,
        50,000,000 shares authorized, none issued or outstanding             --              --
    Common stock, par value $.001 per share, 150,000,000 shares
        authorized, 15,527,750 shares issued and outstanding             15,528          15,528
    Additional paid-in capital                                          569,158         569,158
    Accumulated deficit                                              (1,813,598)     (1,428,307)
                                                                    -----------     -----------
                                                                     (1,228,912)       (843,621)
                                                                    -----------     -----------

                                                                    $   270,477     $   328,746
                                                                    ===========     ===========


See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                        Year Ended May 31, 2001 and 2000


                                                    2001              2000
                                               --------------    --------------

Sales                                          $    1,038,238    $      406,335
Cost of sales                                          97,124            38,220
                                               --------------    --------------
                                                      941,114           368,115

Selling, general and administrative expenses       (1,322,923)         (946,351)
Other income (expense)                                 (3,482)            2,382
                                               ---------------   --------------

             Net loss                          $     (385,291)   $     (575,854)
                                               ===============   ===============


Basic loss per common share                    $         (.02)   $         (.04)
                                               ===============   ==============

Diluted loss per common share                  $         (.02)   $         (.04)
                                               ===============   ==============

Weighted average outstanding common shares         15,527,750        15,527,750
                                               ==============    ==============


See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                         Common Stock               Additional
                               --------------------------------       Paid-In         Accumulated
                                   Shares            Amount           Capital           Deficit
                               --------------    --------------   --------------    --------------
Balance, May 31, 1999              15,527,750    $       15,528   $      569,158    $     (852,453)
    Net loss                               --                --               --          (575,854)
                               --------------    --------------   --------------    --------------

Balance, May 31, 2000              15,527,750            15,528          569,158    $   (1,428,307)
    Net loss                                                                              (385,291)
                               --------------    --------------   --------------    ---------------

Balance, May 31, 2001              15,527,750    $       15,528   $      569,158    $   (1,813,598)
                               ==============    ==============   ==============    ===============

See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF CASH FLOWS
                        Years Ended May 31, 2001 and 2000


                                                                2001           2000
                                                              ---------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $(385,291)    $(575,854)
    Depreciation                                                 29,010        28,650
    Increase (decrease) in accounts receivable                      300          (477)
    Increase (decrease) in inventories                           82,991        28,599
    Increase (decrease) in accounts payable                      (1,077)      (41,970)
    Increase (decrease) in accrued expenses                     184,771        59,589
    Increase (decrease) in payable to stockholder, officer      143,328       577,174
                                                              ---------     ---------
             Net cash provided by operating activities           54,032        75,711

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits (paid) applied                                          --          (500)
    Purchase of office equipment                                     --       (56,072)
    Increase in restricted cash                                 (33,585)      (13,076)
                                                              ---------     ---------
             Net cash used in investing activities              (33,585)      (69,648)

             Increase in cash and cash equivalents               20,447         6,063

Cash and cash equivalents:
    Beginning                                                    12,899         6,836
                                                              ---------     ---------

    Ending                                                    $  33,346     $  12,899
                                                              =========     =========


See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                              May 31, 2001 and 2000


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

         INVENTORIES:

         Inventories are valued at the lower of cost (first-in, first-out method) or market and consist of the following:

                                                      May 31
                                            -------------------------
                                              2001            2000
                                            ---------       ---------
         Raw materials                         16,900       $  16,900
         Finished goods                        74,961         157,952
                                            ---------       ---------
                                            $  91,861       $ 174,852
                                            =========       =========

         OFFICE FURNISHINGS AND EQUIPMENT:

         Office furnishings and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful life of three to seven years. Maintenance repairs and minor renewals are expensed when incurred.

         ADVERTISING:

         The Company expenses advertising costs as they are incurred. Advertising costs were $825 and $873 for 2001 and 2000, respectively.

                       JURAK CORPORATION WORLD WIDE, INC.

                              May 31, 2001 and 2000


Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued):

         REVENUE RECOGNITION:

         The Company recognizes sales when the product is shipped. The Company ensures that the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission.

         CARRYING VALUE OF FINANCIAL INSTRUMENTS:

         The carrying value of the Company's financial instruments approximates fair value at May 31, 2001 and 2000.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

         Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended, is effective for years beginning after June 15, 2000. The Company believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

         RECLASSIFICATIONS:

         Certain reclassifications have been made to the 2000 financial statements to conform to the classifications used in 2001. Such reclassifications had no effect on net loss or stockholders' deficit.

         ESTIMATES AND ASSUMPTIONS:

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from Company estimates.

         LOSS PER COMMON SHARE:

         Loss per share is computed based on the weighted average number of common shares outstanding. Potential issuance's that would reduce loss per common share are considered anti-dilutive and are excluded from the computation.


Note 2.  Stockholder Rights:

         The convertible preferred stock is convertible into ten common shares at a price of $.10 per share for a period of ten years and has no voting rights unless converted into common shares.

         The Board of Directors have the power and authority to fix by resolution any designation, class, series, voting power, preference, right, qualification, limitation, restriction, dividend, time and place of redemption and conversion right with respect to any stock of the Company.

                       JURAK CORPORATION WORLD WIDE, INC.

                              May 31, 2001 and 2000


Note 3.  Income Taxes:

         For income tax purposes, pre-opening costs were deferred and are being amortized to expense in future tax returns. The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

                                                                May 31
                                                     --------------------------
                                                          2001         2000
                                                     -----------    -----------
         Expected tax (benefit) at statutory rate       (130,000)   $  (200,000)
         Effect of graduated federal rates                12,500         12,500
         Increase in valuation allowance                 117,500        187,500
                                                     -----------    -----------
                                                     $        --    $        --
                                                     ===========    ===========

         The following is a summary of deferred taxes:

                                                                May 31
                                                     --------------------------
                                                          2001         2000
                                                     -----------    -----------
         Deferred tax assets:
         Net operating and pre-opening losses        $   575,000    $   457,500
         Valuation allowance                            (575,000)      (457,500)
                                                     -----------    -----------
                                                     $        --    $        --
                                                     ===========    ===========

         Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur. The Company has net operating loss carry forwards of approximately $1,450,000 that expire through the year 2021.

Note 4.  Related Party Transactions:

         The principal stockholder has advanced to the Company or requested reimbursement for $1,223,002 and $1,079,674 as of May 31, 2001 and 2000, respectively. Interest on the advances is at 8% and a total of $99,500 and $57,150 was charged to operations for the years ended May 31, 2001 and 2000, respectively.


Note 5.  Commitments:

         The Company rents 8,462 square feet of office and warehouse space in Las Vegas, Nevada under terms of an operating lease which calls for monthly rentals of approximately $5,900 plus operating expenses through September 2003. Rent expense plus operating expenses under this agreement for the years ended May 31, 2001 and 2000 was $69,519 and $73,161, respectively.

         Minimum lease payments at May 31, 2001 are as follows:

         Year Ending May 31:
               2002                                               $       70,800
               2003                                                       70,800
               2004                                                       23,600
                                                                  --------------
                                                                  $      165,200
                                                                  ==============

                       JURAK CORPORATION WORLD WIDE, INC.

                              May 31, 2001 and 2000

Note 5.  Commitments: (continued)

         The Company is offering 3,000,000 of its shares to its distributors under a plan whereby the distributors earn a stock bonus based on sales and "bonus points." A distributor who purchases enough product for 160 points, sponsors three persons who each purchase enough product for 160 points and who in turn sponsor three additional persons who each purchase enough product for 160 points will receive 10 certificates valued at $5.00 each. The number of certificates outstanding at May 31, 2001 and 2000 was 10,564 and 3,152, respectively. The aggregate value for certificates earned will be redeemable for shares at the current market price at the time of redemption. The shares of stock are restricted from sale for three years from the time of issuance.

         The Company entered into an agreement with a bank whereby ten percent of certain sales must be deposited into a restricted cash account in exchange for credit card processing

         The Company has entered into an intellectual property license agreement with two entities related to the principal stockholder. The agreement calls for royalty payments to the entities that total 8% of "net sales price" subject to certain limitations and conditions as defined by the agreement. The amount expensed for the years ended May 31, 2001 and 2000 was $53,900 and $26,500, respectively.


Note 6.  Company's Continued Existence:

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses and its liabilities exceed its assets. The Company intends to generate positive cash flows from operations through increased sales.