Form 10-Q
period 2001-08-31
JURAK CORP WORLD WIDE INC
filed 2001-10-18
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       August 31, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number               333-61801
                       ---------------------------------------------------------

                       JURAK CORPORATION WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                    88-0407679
------------------------------------        ------------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

               1181 Grier Drive, Suite C, Las Vegas, NV 89119-3746
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 914-9688
             -------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes _X_   No ___


15,527,750 Common Shares were outstanding as of October 18, 2001
----------

                       JURAK CORPORATION WORLD WIDE, INC.


                                    I N D E X


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Condensed Balance Sheets
                     August 31, 2001 (Unaudited) and
                        May 31, 2001                                          1

                  Statements of Operations
                     Three months ended August 31,
                        2001 and 2000 (Unaudited)                             2

                  Condensed Statements of Cash Flows
                     Three months ended August 31,
                        2001 and 2000                                         3

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                                   4


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           5


PART II.     OTHER INFORMATION                                              6-7

                          Part I. FINANCIAL INFORMATION
                                  ---------------------
                          Item I. FINANCIAL STATEMENTS
                                  --------------------

                       JURAK CORPORATION WORLD WIDE, INC.

                            CONDENSED BALANCE SHEETS


                                              August 31,        May 31,
             ASSETS                             2001             2001
                                             -----------     -----------
                                             (Unaudited)       (Audited)

Cash (including savings)                     $    54,539     $    33,346
Accounts receivable                                  188             188
Inventories                                      109,022          91,861
                                             -----------     -----------
             Total current assets                163,749         125,395

Property, plant and equipment - net               39,238          45,538
Other assets                                      99,544          99,544
                                             -----------     -----------
                                             $   302,531     $   270,477
                                             ===========     ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                             $    43,718     $    23,678
Accrued compensation                             185,320         164,373
Payable to related party                         112,336          88,336
Payable to stockholder, officer                1,236,544       1,223,002
                                             -----------     -----------
             Total current liabilities         1,577,918       1,499,389

STOCKHOLDERS' DEFICIT:
    Common stock                                  15,528          15,528
    Additional paid-in capital                   569,158         569,158
    Accumulated deficit                       (1,860,073)     (1,813,598)
                                             -----------     -----------
                                              (1,275,387)     (1,228,912)
                                             -----------     -----------

                                             $   302,531     $   270,477
                                             ===========     ===========


Note: The balance sheet at May 31, 2001 has been taken from the audited financial statements at that date, and has been condensed.

See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                          August 31
                                               -----------------------------
                                                    2001             2000
                                               ------------     ------------

Sales                                          $    398,162     $    158,429
Cost of sales                                        37,252           12,041
                                               ------------     ------------
             Gross profit                           360,910          146,388

Selling, general and administrative expense         385,035          249,236
                                               ------------     ------------
             Loss from operations                   (24,125)        (102,848)
                                               ------------     ------------

Other income (expense):
    Interest income                                      --              230
    Interest expense                                (22,350)         (17,431)
                                               ------------     ------------
                                                    (22,350)         (17,201)
                                               ------------     ------------

             Loss before income taxes               (46,475)        (120,049)

Income taxes                                             --               --
                                               ------------     ------------

             Net loss                          $    (46,475)    $   (120,049)
                                               ============     ============


Loss per common share                          $       (.01)    $       (.01)
                                               ============     ============

Loss per common share assuming dilution        $       (.01)    $       (.01)
                                               ============     ============

Weighted average outstanding shares              15,527,750       15,527,750
                                               ============     ============


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                       August 31
                                                                -----------------------
                                                                   2001          2000
                                                                ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $ (46,475)    $(120,049)
    Depreciation                                                    6,300         7,373
    Changes in current assets and liabilities:
        Inventories                                               (17,161)       10,954
        Accounts payable                                           20,040        (2,776)
        Accrued expenses                                           20,947        36,478
        Payable to related parties                                 37,542        68,965
                                                                ---------     ---------
             Net cash provided by operating activities             21,193           945

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
    Purchase of equipment                                              --          (589)
    Other                                                              --          (231)
                                                                ---------     ---------
             Net cash used in investing and other activities           --          (820)
                                                                ---------     ---------

             Net increase in cash                                  21,193           125

Cash and savings:
    Beginning of period                                            33,346        12,899
                                                                ---------     ---------

    End of period                                               $  54,539     $  13,024
                                                                =========     =========


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       Condensed Financial Statements:

              The condensed balance sheet as of August 31, 2001, the statement of operations for the three-month periods ended August 31, 2001 and 2000, and the condensed statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 2001 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2001 audited financial statements. The results of operations for the period ended August 31, 2001 are not necessarily indicative of the operating results for the full year.


Note 2.       Inventories:

              Inventories consist of the following:

                                                    August 31,        May 31,
                                                       2001            2001
                                                    ---------       ---------
                 Raw materials                      $  16,900       $  16,900
                 Finished goods                        92,122          74,961
                                                    ---------       ---------

                    Totals                          $ 109,022       $  91,861
                                                    =========       =========


Note 3.       Stockholders' Deficit:

              During the three months ended August 31, 2001, stockholders' deficit changed for net loss of $46,475.

                       JURAK CORPORATION WORLD WIDE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



         The Company has continued to increase its revenue from sales of its products. There were sales of $398,162 during the three months ended August 31, 2001, compared to $158,429 for the same period in 2000, approximately 2.5 times the sales in the prior year. There were cost of sales of $37,252 in 2001, and cost of sales in 2000 was $12,041; for a gross profit of $360,910 in 2001, compared to a gross profit of $146,388 in 2000. During the same period the Company expended selling, general, and administrative expenses of $385,035 in 2001 for a net loss of $46,475; in 2000 it expended selling, general and administrative expenses of $249,236 for a net loss of $120,049. The net loss in both years was $.01 per share.

                           PART II. OTHER INFORMATION
                                    -----------------


Item 1.       Legal Proceedings

              The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.




Item 6.       Exhibits and Reports on Form 8-K

              (b) No reports on Form 8-K were filed during the three months ended August 31, 2001.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JURAK CORPORATION WORLD WIDE, INC.



Date October 18, 2001                   By: /s/ Anthony Carl Jurak
                                            ------------------------------------
                                            Anthony Carl Jurak
                                            Chairman of the Board and Director