Form 10-Q
period 2001-11-30
JURAK CORP WORLD WIDE INC
filed 2002-01-17
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     November 30, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


Commission File Number              333-61801
                       ---------------------------------------------------------


                       JURAK CORPORATION WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                88-0407679
-------------------------------------      -------------------------------------
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


15,527,750 Common Shares were outstanding as of January 15, 2002
----------

                       JURAK CORPORATION WORLD WIDE, INC.


                                    I N D E X


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Condensed Balance Sheets
                     November 30, 2001 (Unaudited) and
                        May 31, 2001                                           1

                  Statements of Operations
                     Three months ended November 30,
                        2001 (Unaudited) and Six Months
                        Ended November 30, 2001 and 2000 (Unaudited)           2

                  Condensed Statements of Cash Flows
                     Six months ended November 30,
                        2001 and 2000 (Unaudited)                              3

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                                    4


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            5


PART II.     OTHER INFORMATION                                               6-7

                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                       JURAK CORPORATION WORLD WIDE, INC.

                            CONDENSED BALANCE SHEETS

                                                      November 30,        May 31,
             ASSETS                                       2001              2001
                                                      ------------     ------------
                                                      (Unaudited)        (Audited)
Cash (including savings)                              $     27,807     $     33,346
Accounts receivable                                            188              188
Inventories                                                 95,882           91,861
                                                      ------------     ------------
             Total current assets                          123,877          125,395

Property, plant and equipment - net                         32,938           45,538
Other assets                                                99,544           99,544
                                                      ------------     ------------
                                                      $    256,359     $    270,477
                                                      ============     ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                      $     45,613     $     23,678
Accrued expenses                                           234,238          164,373
Payable to related party                                   136,336           88,336
Payable to stockholder, officer                          1,246,604        1,223,002
                                                      ------------     ------------
             Total current liabilities                   1,662,791        1,499,389

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                            15,528           15,528
    Additional paid-in capital                             569,158          569,158
    Accumulated deficit                                 (1,991,118)      (1,813,598)
                                                      ------------     ------------
                                                        (1,406,432)      (1,228,912)
                                                      ------------     ------------

                                                      $    256,359     $    270,477
                                                      ============     ============


Note: The balance sheet at May 31, 2001 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                Six Months Ended
                                                         November 30                      November 30
                                               -----------------------------     -----------------------------
                                                   2001              2000            2001             2000
                                               ------------     ------------     ------------     ------------
Sales                                          $    324,502     $    228,302     $    722,664     $    386,731
Cost of sales                                        32,339           33,710           69,591           45,751
                                               ------------     ------------     ------------     ------------
             Gross profit                           292,163          194,592          653,073          340,980

Selling, general and administrative expense         402,216          327,333          787,251          576,569
                                               ------------     ------------     ------------     ------------
             Loss from operations                  (110,053)        (132,741)        (134,178)        (235,589)
                                               ------------     ------------     ------------     ------------

Other income (expense):
    Interest income                                      40              230               40              460
    Interest expense                                (21,032)         (18,154)         (43,382)         (35,585)
                                               ------------     ------------     ------------     ------------
                                                    (20,992)         (17,924)         (43,342)         (35,125)
                                               ------------     ------------     ------------     ------------

             Loss before income taxes              (131,045)        (150,665)        (177,520)        (270,714)

Income taxes                                             --               --               --               --
                                               ------------     ------------     ------------     ------------

             Net loss                          $   (131,045)    $   (150,665)    $   (177,520)    $   (270,714)
                                               ============     ============     ============     ============


Loss per common share                          $       (.01)    $       (.01)    $       (.01)    $       (.01)
                                               ============     ============     ============     ============

Loss per common share assuming dilution        $       (.01)    $       (.01)    $       (.01)    $       (.01)
                                               ============     ============     ============     ============

Weighted average outstanding shares              15,527,750       15,527,750       15,527,750       15,527,750
                                               ============     ============     ============     ============


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months Ended
                                                                              November 30
                                                                    -----------------------------
                                                                        2001              2000
                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $   (177,520)    $   (270,714)
    Depreciation                                                          12,600           14,748
    Changes in current assets and liabilities:
        Accounts receivable                                                   --              100
        Inventories                                                       (4,021)          42,992
        Accounts payable                                                  21,935           11,610
        Accrued expenses                                                  69,865           81,071
        Payable to related party                                          48,000               --
        Payable to stockholder, officer                                   23,602          121,582
                                                                    ------------     ------------
             Net cash provided by (used in) operating activities          (5,539)           1,389

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                                     --             (590)
    Restricted cash                                                           --           (2,071)
                                                                    ------------     ------------
             Net cash used in investing activities                            --           (2,661)

             Net increase (decrease) in cash and savings                  (5,539)          (1,272)

Cash and savings:
    Beginning of period                                                   33,346           12,899
                                                                    ------------     ------------

    End of period                                                   $     27,807     $     11,627
                                                                    ============     ============


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of November 30, 2001, the statement of operations for the three-month and six-month periods ended November 30, 2001 and 2000, and the condensed statement of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2001 audited financial statements. The results of operations for the period ended November 30, 2001 are not necessarily indicative of the operating results for the full year.


Note 2.  Inventories:

         Inventories consist of the following:

                                   November 30,       May 31,
                                       2001            2001
                                   ------------    ------------

                 Raw materials     $     16,900    $     16,900
                 Finished goods          78,982          74,961
                                   ------------    ------------

                    Totals         $     95,882    $     91,861
                                   ============    ============


Note 3.  Stockholders' Deficit:

         During the six months ended November 30, 2001, stockholders' deficit changed for net loss of $177,520.

                       JURAK CORPORATION WORLD WIDE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The Company has continued to increase its revenue from sales of its products. There were sales of $324,502 during the three months ended November 30, 2001, compared to $228,302 for the same period in 2000. There were cost of sales of $32,339 in 2001, and cost of sales in 2000 was $33,710, for a gross profit of $292,163 in 2001, compared to a gross profit of $194,592 in 2000. During the same period the Company expended selling, general, and administrative expenses of $327,333 in 2000 for a net loss of $150,665; in 2001 it expended selling, general and administrative expenses of $402,216 for a net loss of $131,405. The net loss for both years was $.01 per share.

         There were sales of $722,664 during the six months ended November 30, 2001, compared to $386,731 for the same period in 2000. There were cost of sales of $69,591 in 2001, and cost of sales in 2000 was $45,751, for a gross profit of $653,073 in 2001, compared to a gross profit of $340,980 in 2000. During the same period the Company expended selling, general, and administrative expenses of $576,569 in 2000 for a net loss of $270,714; in 2001 it expended selling, general and administrative expenses of $787,251 for a net loss of $177,520. The net loss for both years was $.01 per share.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.



Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the six months ended November 30, 2001.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JURAK CORPORATION WORLD WIDE, INC.



Date: January 15, 2002                  By: /s/ Anthony Carl Jurak
                                            ------------------------------------
                                            Anthony Carl Jurak
                                            Chairman of the Board and Director