Form 10-Q
period 2002-02-28
JURAK CORP WORLD WIDE INC
filed 2002-04-10
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   February 28, 2002
                               -------------------------------------------------

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


15,527,750 Common Shares were outstanding as of April 15, 2002
----------

                       JURAK CORPORATION WORLD WIDE, INC.


                                    I N D E X


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

             Condensed Balance Sheets
              February 28, 2002 (Unaudited) and May 31, 2001                   1

             Statements of Income
              Three months ended February 28, 2002 (Unaudited) and
               Nine Months Ended February 28, 2002 and 2001 (Unaudited)        2

             Condensed Statements of Cash Flows
              Nine months ended February 28, 2002 and 2001 (Unaudited)         3

             Selected Notes to Condensed Financial Statements (Unaudited)      4


  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 5


PART II.  OTHER INFORMATION                                                  6-7

                          Part I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                       JURAK CORPORATION WORLD WIDE, INC.

                            CONDENSED BALANCE SHEETS

                                                             February 28,        May 31,
             ASSETS                                              2002             2001
                                                             ------------     ------------
                                                              (Unaudited)       (Audited)
Cash (including savings)                                     $     35,120     $     33,346
Accounts receivable                                                   188              188
Inventories                                                        36,736           91,861
                                                             ------------     ------------
             Total current assets                                  72,044          125,395

Property, plant and equipment - net                                28,738           45,538
Other assets                                                       99,544           99,544
                                                             ------------     ------------
                                                             $    200,326     $    270,477
                                                             ============     ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                             $     24,482     $     23,678
Accrued compensation                                              276,663          164,373
Payable to related party                                          160,336           88,336
Payable to stockholder, officer                                 1,297,216        1,223,002
                                                             ------------     ------------
             Total current liabilities                          1,758,697        1,499,389

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                                   15,528           15,528
    Additional paid-in capital                                    569,158          569,158
    Accumulated deficit                                        (2,143,057)      (1,813,598)
                                                             ------------     ------------
                                                               (1,558,371)      (1,228,912)
                                                             ------------     ------------

                                                             $    200,326     $    270,477
                                                             ============     ============


Note: The balance sheet at May 31, 2001 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended                Nine Months Ended
                                                             February 28                       February 28
                                                    -----------------------------     -----------------------------
                                                        2002             2001             2002             2001
                                                    ------------     ------------     ------------     ------------
Sales                                               $    347,308     $    276,553     $  1,069,972     $    663,284
Cost of sales                                             63,337           38,159          132,968           83,910
                                                    ------------     ------------     ------------     ------------
             Gross profit                                283,931          238,394          937,004          579,374

Selling, general and administrative expense              411,091          331,688        1,198,342          908,257
                                                    ------------     ------------     ------------     ------------
             Loss from operations                       (127,160)         (93,294)        (261,338)        (328,883)
                                                    ------------     ------------     ------------     ------------

Other income (expense):
    Interest income                                           --               --               40              460
    Interest expense                                     (24,779)         (18,500)         (68,161)         (54,085)
                                                    ------------     ------------     ------------     ------------
                                                         (24,779)         (18,500)         (68,121)         (53,625)
                                                    ------------     ------------     ------------     ------------

             Loss before income taxes                   (151,939)        (111,794)        (329,459)        (382,508)

Income taxes                                                  --               --               --               --
                                                    ------------     ------------     ------------     ------------

             Net loss                               $   (151,939)    $   (111,794)    $   (329,459)    $   (382,508)
                                                    ============     ============     ============     ============


Loss per common share                               $       (.01)    $       (.01)    $       (.02)    $       (.02)
                                                    ============     ============     ============     ============

Loss per common share assuming dilution             $       (.01)    $       (.01)    $       (.02)    $       (.02)
                                                    ============     ============     ============     ============

Weighted average outstanding shares                   15,527,750       15,527,750       15,527,750       15,527,750
                                                    ============     ============     ============     ============


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                February 28
                                                                       -----------------------------
                                                                           2002             2001
                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $   (329,459)    $   (382,508)
    Depreciation                                                             18,900           22,448
    Changes in current assets and liabilities:
        Accounts receivable                                                      --              300
        Inventories                                                          55,125           79,849
        Accounts payable                                                        804           56,100
        Accrued compensation                                                112,290          105,014
        Payable to related party                                             72,000               --
        Payable to stockholder, officer                                      74,214          144,060
                                                                       ------------     ------------
             Net cash provided by operating activities                        3,874           25,263

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
    Purchase of equipment                                                    (2,100)            (590)
    Restricted cash                                                              --          (36,241)
                                                                       ------------     ------------
             Net cash used in investing and other activities                 (2,100)         (36,831)

             Net increase (decrease) in cash and savings                      1,774          (11,568)

Cash and savings:
    Beginning of period                                                      33,346           12,899
                                                                       ------------     ------------

    End of period                                                      $     35,120     $      1,331
                                                                       ============     ============


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of February 28, 2002, the statement of operations for the three-month and nine-month periods ended February 28, 2002 and 2001, and the condensed statement of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2001 audited financial statements. The results of operations for the period ended February 28, 2002 are not necessarily indicative of the operating results for the full year.


Note 2.  Inventories:

         Inventories consist of the following:

                                                    February 28,       May 31,
                                                        2002            2001
                                                    ------------    ------------

                 Raw materials                      $     16,900    $     16,900
                 Finished goods                           19,836          74,961
                                                    ------------    ------------

                    Totals                          $     36,736    $     91,861
                                                    ============    ============


Note 3.  Stockholders' Equity (Deficit):

         During the nine months ended February 28, 2002, stockholders' deficit changed for a net loss of $329,459.

                       JURAK CORPORATION WORLD WIDE, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         The Company has continued to increase its revenue from sales of its products. There were sales of $347,308 during the three months ended February 28, 2002, compared to $276,553 for the same period in 2001. There were cost of sales of $63,337 in 2002, and cost of sales in 2001 was $38,159, for a gross profit of $283,931 in 2002, compared to a gross profit of $238,394 in 2001. During the same period the Company expended selling, general, and administrative expenses of $411,091 in 2002 for a net loss of $151,939; in 2001 it expended selling, general and administrative expenses of $331,688 for a net loss of $111,794. The net loss for both years was $.01 per share.

         There were sales of $1,069,972 during the nine months ended February 28, 2002, compared to $663,284 for the same period in 2001. There were cost of sales of $132,968 in 2002, and cost of sales in 2001 was $83,910, for a gross profit of $937,004 in 2002, compared to a gross profit of $579,374 in 2001. During the same period the Company expended selling, general, and administrative expenses of $1,198,342 in 2002 for a net loss of $329,459; in 2001 it expended selling, general and administrative expenses of $908,257 for a net loss of $382,508. The net loss for both years was $.02 per share.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.




Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the nine months ended February 28, 2002.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JURAK CORPORATION WORLD WIDE, INC.



Date: April 15, 2002                    By: /s/ Anthony Carl Jurak
                                            ------------------------------------
                                            Anthony Carl Jurak
                                            Chairman of the Board and Director