Form 10KSB
period 2002-05-31
JURAK CORP WORLD WIDE INC
filed 2002-08-30
CIK 1060888

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended May 31, 2002
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on May 31, 2002, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $765,330.

15,527,750 shares of Registrant's Common Stock, no par value were outstanding on August 28, 2002, prior to the effectiveness of the latest practicable date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                    CONTENTS

                                                               Page
                                                               ----

PART I

         Item 1.  BUSINESS                                     4

         Item 2.  PROPERTY                                     6

         Item 3.  LEGAL PROCEEDINGS                            7

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                          7

PART II

         Item 5.  MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER
                  MATTERS                                      7

         Item 6.  SELECTED FINANCIAL DATA                      8

         Item 7.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                    8

         Item 8.  FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                          11

         Item 9.  DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                        11

PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                              11

         Item 11. EXECUTIVE COMPENSATION                      12

         Item 12. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT            12

         Item 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                13

PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K           13

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

         The tonic is a herbal supplement. The ingredients of the tonic include chamomile, dandelion, licorice, passion flower, peppermint, saw palmetto, and celery seed.

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

         Management of the Company has resolved to market the products through network marketing in the United States and throughout the rest of the world. Network marketing consists of distributors several layers deep that distribute product for a specific company. Profits come from commissions on direct sales and money earned on sales made by the network of downline distributors. Sales are made by the distributors to individuals, there are no sales to retailers.

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


Item 2. - PROPERTY

Facilities

         The Company has leased 8,500 square feet of office space in Las Vegas, Nevada for its offices and warehouse, at a monthly rental of $6,000, plus operating expenses. The warehouse will be used to hold and distribute the Company's products. A part of the warehouse may be used for a research and development laboratory.

Item 3. - LEGAL PROCEEDINGS

         None


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

         There was an annual meeting of shareholders held on July 8, 2002. At the meeting Anthony Jurak and Roger Theriault were elected to the Board of Directors and Virchow, Krause & Company, LLP were retained as independent auditors.


                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         The Company's common stock has been traded since February 16, 2000 on the OTC Bulletin Board, before that time there was no activity. As of May 31, 2002 the following brokerage firms were making a market in the Company's common stock: Jill Thompson Magid & Co., Sharpe Capital, Inc., and Knight Securities, Inc.

         The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.


                                                       Price per Share
                                                       ---------------
                                                     High              Low
                                                     ----              ---

Fiscal year 2001
         First quarter (June 1, 2000                 $5.00             $4.00
         through August 31, 2000)

         Second quarter (September 1, 2000           $5.00             $4.00
         through November 30, 2000)

         Third quarter (December 1, 2000             $5.00             $4.00
         through February 28, 2001)

         Fourth quarter (March 1, 2001               $5.00             $4.00
         through May 31, 2001)

Fiscal year 2002
         First quarter (June 1, 2001                 $5.00             $4.00
         through August 31, 2001)

         Second quarter (September 1, 2001           $5.00             $4.00
         through November 30, 2001)

         Third quarter (December 1, 2001             $.12              $.12
         through February 28, 2002)

         Fourth quarter (March 1, 2002               $.12              $.12
         through May 31, 2002)

         There have never been any dividends, cash or otherwise, paid on the common shares of the Company.


Item 6. - SELECTED FINANCIAL DATA

                                    Fiscal Years Ended May 31,
                                    --------------------------
                                    2002             2001
                                    ----             ----

Income Statement Data
---------------------
   Net Sales                        $ 1,559,126      $ 1,038,238
   Net Income (loss)                $  (370,994)     $  (385,291)
Per Share Data
--------------
Net Income (loss)                   $      (.02)     $      (.02)


                                    As of May 31,
                                    -------------
                                    2002             2001
                                    ----             ----

Balance Sheet Data
------------------
   Total Assets                     $   217,810      $   270,477
   Total Liabilities                $ 1,817,716      $ 1,499,389
   Stockholders' Equity (Deficit)   $(1,599,906      $(1,228,912)


Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company had revenue from sales of its products at May 31, 2001 of $1,038,238, and in the year ended May 31, 2002 sales were $1,559,126, approximately a one third gain over the prior year. During the same period the Company expended general, administrative and operating expenses of $1,339,589 in 2001, compared to expenses of $1,819,950 in 2002, approximately an increase of 36%. There was a net loss of $385,291 in 2001, compared to a net loss of $370,994 in 2002. The general, administrative and pre-operating expenses included consulting expenses for Food and Drug Administration advice, computer consultants, hardware and software, raw materials, travel, office, telephone expenses, legal fees, rent and wages.


Liquidity and Capital Resources

         The Company has financed its operations with equity capital, and raised a total of $584,686. In addition a stockholder has advanced $1,314,920 to the Company. The business the Company is engaged in is not capital intensive, and the Company hopes to be able to finance its future operations from the cash flow from sales of the products of the Company. The business of the Company is not capital intensive because it does not need to purchase any machinery, the costs of the raw material is negligible, and, because all sales will be by check or credit card, there are no significant accounts receivable.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) 141 "Business Combinations." This Statement addresses financial accounting and reporting for business combinations. It eliminates the pooling-of-interests method and requires all business combinations be accounted for using the purchase method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of the new standard will have no initial effect on the Company's financial statements.

         The FASB also recently issued SFAS 142 "Goodwill and Other Intangible Assets." This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under the new standard, amortization of existing goodwill ceases upon adoption of SFAS 142 and is replaced by periodic evaluation for impairment using specific methodology. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will apply SFAS 142 beginning with the first quarter of its fiscal year ending February 28, 2003. The effects of adoption of SFAS 142 on the Company's financial statements are not determinable currently or for any future periods.

         In June 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations." SFAS 143 is effective for fiscal year beginning after June 15, 2002. The Company is currently evaluating the impact of SFAS 143.

         In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 and is effective for financial statements issued for fiscal years beginning after December 31, 2001. The provisions of SFAS 144 generally are to be applied prospectively. The Company is currently evaluating the impact of SFAS 144.


SIGNIFICANT ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the company. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

         General

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the valuation of inventory and the liability for the stock bonus plan. Actual amounts could differ from these estimates.

         Inventory Valuation

         As noted in Note 1 of the Notes to the Financial Statements, inventories consist primarily of raw materials, finished goods and supplies and are valued at the lower of cost or market (first-in, first-out method).

         Stock Bonus Plan

         As noted in Note 5 of the Notes to the Financial Statements, distributors are awarded points based on sales which will be redeemable for shares of the Company. The amount of the liability for this plan at May 31, 2002 is approximately $108,000.


Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are attached following Item 14.


Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE.

         None.


                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, with a brief description, are as follows:

Name                         Age         Position
----                         ---         --------

Anthony Carl Jurak           64          Chairman, Secretary

Roger Theriault              56          President, Director

Maria Jose Guedes            33          Vice President of Operations, Assistant
                                         Secretary-Treasurer

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

         Maria Jose Guedes, Ms Guedes is Vice President of Operations and Assistant Secretary-Treasurer. Ms Guedes is a graduate of Notre Dame College (Canada) with a degree in business. She has been employed by the Company since 1997.

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


                              Shares of                 Percentage of
Name                          Common Stock              Ownership
---------------------------------------------------------------------

Anthony Carl Jurak (1)        9,220,000                 60%

Roger Theriault               1,500,000                 10%

Michael Fielding              1,500,000                 10%

Roger Matthews                1,300,000                  8%

John H. Picken                  920,000                  6%

All officers and directors   10,720,000                 70%
as a group

(1) Mr. Jurak's shares are in the name of Jurak Holdings, Ltd.


Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Beginning in September, 1997, before the Company was incorporated, the founder of the Company, Anthony Carl Jurak, began paying expenses for the start of the Company. The expenses paid were done by the personal credit cards of Mr. Jurak. He has advanced to the Company or requested reimbursement for $1,314,920 and $1,223,002 as of May 31, 2002 and 2001 respectively. Interest on the advances is at 8% and a total of $95,300 and $99,500 was charged to operations for the years ended May 31, 2002 and 2001 respectively.


                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K.

         (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended May 31, 2002 and May 31, 2001.

         (b) Attached are the following Financial Statement Schedules and Auditors Report on Schedules,

         None

         All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

         (c) No report was filed on Form 8-K.

         (d) Exhibit 99.1 - Certification of Anthony Jurak pursuant to 18 U.S.C. 1350.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized.

Dated August 28, 2002



                                        JURAK CORPORATION WORLD WIDE, INC.




                                        by /s/ Anthony Jurak
                                           ---------------------------
                                                Anthony Jurak

                                JURAK CORPORATION
                                WORLD WIDE, INC.


                                FINANCIAL REPORT

                              MAY 31, 2002 AND 2001

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Jurak Corporation World Wide, Inc.


         We have audited the accompanying balance sheets of Jurak Corporation World Wide, Inc., a Minnesota corporation, as of May 31, 2002 and 2001, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements present fairly, in all material respects, the financial position of Jurak Corporation World Wide, Inc. as of May 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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




                                        VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
July 11, 2002

                       JURAK CORPORATION WORLD WIDE, INC.

                                 BALANCE SHEETS
                              May 31, 2002 and 2001


             ASSETS                                                     2002             2001
                                                                    ------------     ------------
CURRENT ASSETS:
    Cash and cash equivalents                                       $         --     $     33,346
    Accounts receivable                                                       --              188
    Inventories                                                           99,628           91,861
                                                                    ------------     ------------
                                                                          99,628          125,395

RESTRICTED CASH                                                           70,644           70,644

DEPOSITS                                                                  28,900           28,900

OFFICE FURNISHINGS AND EQUIPMENT, less
    accumulated depreciation 2002 $93,441; 2001 $64,441                   18,638           45,538
                                                                    ------------     ------------

                                                                    $    217,810     $    270,477
                                                                    ============     ============


        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Checks issued in excess of  bank balance                        $     10,423     $         --
    Accounts payable                                                      57,474           23,678
    Accrued compensation                                                 286,563          164,373
    Payable to related party                                             148,336           88,336
    Payable to stockholder, officer                                    1,314,920        1,223,002
                                                                    ------------     ------------
                                                                       1,817,716        1,499,389


STOCKHOLDERS' DEFICIT:
    Convertible preferred stock, par value $.001 per share,
        50,000,000 shares authorized, none issued or outstanding              --               --
    Common stock, par value $.001 per share, 150,000,000 shares
        authorized, 15,527,750 shares issued and outstanding              15,528           15,528
    Additional paid-in capital                                           569,158          569,158
    Accumulated deficit                                               (2,184,592)      (1,813,598)
                                                                    ------------     ------------
                                                                      (1,599,906)      (1,228,912)
                                                                    ------------     ------------

                                                                    $    217,810     $    270,477
                                                                    ============     ============

See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                        Years Ended May 31, 2002 and 2001


                                                            2002             2001
                                                        ------------     ------------
Sales                                                   $  1,559,126     $  1,038,238
Cost of sales                                                105,734           80,458
                                                        ------------     ------------
                                                           1,453,392          957,780

Selling, general and administrative expenses              (1,819,950)      (1,339,589)
Other income (expense)                                        (4,436)          (3,482)
                                                        ------------     ------------

             Net loss                                   $   (370,994)    $   (385,291)
                                                        ============     ============


Basic loss per common share                             $       (.02)    $       (.02)
                                                        ============     ============

Diluted loss per common share                           $       (.02)    $       (.02)
                                                        ============     ============

Weighted average outstanding common shares                15,527,750       15,527,750
                                                        ============     ============

See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                           Common Stock            Additional
                                   ----------------------------      Paid-In        Accumulated
                                      Shares          Amount         Capital          Deficit
                                   ------------    ------------    ------------    ------------
Balance, May 31, 2000                15,527,750    $     15,528    $    569,158    $ (1,428,307)
    Net loss                                 --              --              --        (385,291)
                                   ------------    ------------    ------------    ------------

Balance, May 31, 2001                15,527,750          15,528         569,158    $ (1,813,598)
    Net loss                                 --              --              --        (370,994)
                                   ------------    ------------    ------------    ------------

Balance, May 31, 2002                15,527,750    $     15,528    $    569,158    $ (2,184,592)
                                   ============    ============    ============    ============

See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF CASH FLOWS
                        Years Ended May 31, 2002 and 2001


                                                                  2002             2001
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $   (370,994)    $   (385,291)
    Depreciation                                                    29,000           29,010
    Increase (decrease) in accounts receivable                         188              300
    Increase (decrease) in inventories                              (7,767)          82,991
    Increase (decrease) in accounts payable                         33,796           (1,077)
    Increase (decrease) in accrued expenses                        182,190          184,771
    Increase (decrease) in payable to stockholder, officer          91,918          143,328
                                                              ------------     ------------
             Net cash provided by operating activities             (41,669)          54,032

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of office equipment                                    (2,100)              --
    Increase in restricted cash                                         --          (33,585)
                                                              ------------     ------------
             Net cash used in investing activities                  (2,100)         (33,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Checks issued in excess of bank balance                         10,423               --
                                                              ------------     ------------
    Increase (decrease) in cash and cash equivalents               (33,346)          20,447

Cash and cash equivalents:
    Beginning                                                       33,346           12,899
                                                              ------------     ------------

    Ending                                                    $         --     $     33,346
                                                              ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash paid for interest                                    $     13,376     $
                                                              ============     ============

See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                              May 31, 2002 and 2001


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

          INVENTORIES:

          Inventories are valued at the lower of cost (first-in, first-out method) or market and consist of the following:

                                                              May 31
                                                    --------------------------
                                                       2002            2001
                                                    ----------      ----------
                 Raw materials                      $   16,287      $   16,900
                 Finished goods and supplies            83,341          74,961
                                                    ----------      ----------
                                                    $   99,628      $   91,861
                                                    ==========      ==========

          OFFICE FURNISHINGS AND EQUIPMENT:

          Office furnishings and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful life of three to seven years. Maintenance repairs and minor renewals are expensed when incurred.

          ADVERTISING:

          The Company expenses advertising costs as they are incurred. Advertising costs were $32,681 and $918 for 2002 and 2001, respectively.

                       JURAK CORPORATION WORLD WIDE, INC.

                              May 31, 2002 and 2001


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

          CARRYING VALUE OF FINANCIAL INSTRUMENTS:

          The carrying value of the Company's financial instruments approximates fair value at May 31, 2002 and 2001.

          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

          The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) 141 "Business Combinations." This Statement addresses financial accounting and reporting for business combinations. It eliminates the pooling-of-interests method and requires all business combinations be accounted for using the purchase method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of the new standard will have no initial effect on the Company's financial statements.

          The FASB also recently issued SFAS 142 "Goodwill and Other Intangible Assets." This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under the new standard, amortization of existing goodwill ceases upon adoption of SFAS 142 and is replaced by periodic evaluation for impairment using specific methodology. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will apply SFAS 142 beginning with the first quarter of its fiscal year ending February 28, 2003. The effects of adoption of SFAS 142 on the Company's financial statements are not determinable currently or for any future periods.

          In June, 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations." SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of SFAS 143.

          In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 and is effective for financial statements issued for fiscal years beginning after December 31, 2001. The provisions of SFAS 144 generally are to be applied prospectively. The Company is currently evaluating the impact of SFAS 144.

          In April 2002, the FASB issued SFAS 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" for fiscal years beginning after May 15, 2002. In June 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit of Disposal Activities." The Company is currently evaluating the impact of SFAS 145 and 146.

          RECLASSIFICATIONS:

          Certain reclassifications have been made to the 2001 financial statements to conform to the classifications used in 2002. Such reclassifications had no effect on net loss or stockholders' deficit.

                       JURAK CORPORATION WORLD WIDE, INC.

                              May 31, 2002 and 2001


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

Note 3.   Income Taxes:

          For income tax purposes, pre-opening costs were deferred and are being amortized to expense in future tax returns. The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

                                                                May 31
                                                       ------------------------
                                                          2002           2001
                                                       ----------    ----------
           Expected tax (benefit) at statutory rate    $ (120,000)   $ (130,000)
           Effect of graduated federal rates               12,500        12,500
           Increase in valuation allowance                107,500       117,500
                                                       ----------    ----------
                                                       $       --    $       --
                                                       ==========    ==========

          The following is a summary of deferred taxes:

                                                                 May 31
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------
           Deferred tax assets:
             Net operating and pre-opening losses      $  682,500    $  575,000
             Valuation allowance                         (682,500)     (575,000)
                                                       ----------    ----------
                                                       $       --    $       --
                                                       ==========    ==========

          Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur. The Company has net operating loss carry forwards of approximately $1,600,000 that expire through the year 2022.

                       JURAK CORPORATION WORLD WIDE, INC.

                              May 31, 2002 and 2001


Note 4.   Related Party Transactions:

          The principal stockholder has advanced to the Company or requested reimbursement for $1,314,920 and $1,223,002 as of May 31, 2002 and 2001, respectively. Interest on the advances is at 8% and a total of $95,300 and $99,500 was charged to operations for the years ended May 31, 2002 and 2001, respectively.

Note 5.   Commitments:

          The Company rents 8,462 square feet of office and warehouse space in Las Vegas, Nevada under terms of an operating lease which calls for monthly rentals of approximately $6,000 plus operating expenses through September 2003. Rent expense plus operating expenses under this agreement for the years ended May 31, 2002 and 2001 was $94,000 and $73,161, respectively.

          Minimum lease payments at May 31, 2002 are as follows:

          Year Ending May 31:
                2003                                $   72,000
                2004                                    24,000
                                                    ----------
                                                    $   96,000
                                                    ==========

          The Company is offering 3,000,000 of its shares to its distributors under a plan whereby the distributors earn a stock bonus based on sales and "bonus points." A distributor who purchases enough product for 160 points, sponsors three persons who each purchase enough product for 160 points and who in turn sponsor three additional persons who each purchase enough product for 160 points will receive 10 certificates valued at $5.00 each. The number of certificates outstanding at May 31, 2002 and 2001was 21,756, and 10,564, respectively. The aggregate value for certificates earned will be redeemable for shares at the current market price at the time of redemption. The shares of stock are restricted from sale for three years from the time of issuance.

          The Company entered into an agreement with a bank whereby ten percent of certain sales must be deposited into a restricted cash account in exchange for credit card processing.

          The Company has entered into an intellectual property license agreement with two entities related to the principal stockholder. The agreement calls for royalty payments to the entities that total 8% of "net sales price" subject to certain limitations and conditions as defined by the agreement. The amount expensed for the years ended May 31, 2002 and 2001 was $84,000 and $53,900, respectively.

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