Form 10-Q
period 2002-08-31
JURAK CORP WORLD WIDE INC
filed 2002-10-15
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    August 31, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


Commission File Number   333-61801
                      -------------------------------------

                       JURAK CORPORATION WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                       88-0407679
-------------------------------                ---------------------------------
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


15,527,750 Common Shares were outstanding as of October 15, 2002
----------

                       JURAK CORPORATION WORLD WIDE, INC.


                                    I N D E X


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Condensed Balance Sheets
                     August 31, 2002 (Unaudited) and
                        May 31, 2002                                          1

                  Statements of Operations
                     Three months ended August 31,
                        2002 and 2001 (Unaudited)                             2

                  Condensed Statements of Cash Flows
                     Three months ended August 31,
                        2002 and 2001                                         3

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                                   4


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           5


PART II. OTHER INFORMATION                                                  6-7

                          Part I. FINANCIAL INFORMATION
                                  ---------------------
                          Item I. FINANCIAL STATEMENTS
                                  --------------------

                       JURAK CORPORATION WORLD WIDE, INC.

                            CONDENSED BALANCE SHEETS

                                                 August 31,           May 31,
             ASSETS                                 2002               2002
                                                 ----------         ----------
                                                 (Unaudited)         (Audited)

Cash (including savings)                         $       286       $         --
Inventories                                           53,050             99,628
                                                 -----------       ------------
             Total current assets                     53,336             99,628

Property, plant and equipment - net                   11,638             18,638
Other assets                                          99,544             99,544
                                                 -----------       ------------
                                                 $   164,518       $    217,810
                                                 ===========       ============

    LIABILITIES AND STOCKHOLDERS' DEFICIT

Checks issued in excess of bank balance          $    26,688       $     10,423
Accounts payable                                      72,344             57,474
Accrued compensation                                 329,163            286,563
Payable to related party                             163,336            148,336
Payable to stockholder, officer                    1,323,090          1,314,920
                                                 -----------       ------------
             Total current liabilities             1,914,621          1,817,716

STOCKHOLDERS' DEFICIT:
    Common stock                                      15,528             15,528
    Additional paid-in capital                       569,158            569,158
    Accumulated deficit                           (2,334,789)        (2,184,592)
                                                 ------------      -------------
                                                  (1,750,103)        (1,599,906)
                                                 ------------      -------------

                                                 $   164,518       $    217,810
                                                 ===========       ============


Note: The balance sheet at May 31, 2002 has been taken from the audited financial statements at that date, and has been condensed.

See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended
                                                          August 31
                                               -----------------------------
                                                   2002             2001
                                               ------------     ------------
Sales                                          $    549,378     $    398,162
Cost of sales                                       116,575           37,252
                                               ------------     ------------
             Gross profit                           432,803          360,910

Selling, general and administrative expense         556,717          385,035
                                               ------------     ------------
             Loss from operations                  (123,914)         (24,125)
                                               ------------     ------------

Other income (expense):
    Interest income                                      10               --
    Interest expense                                (26,293)         (22,350)
                                               ------------     ------------
                                                    (26,283)         (22,350)
                                               ------------     ------------

             Loss before income taxes              (150,197)         (46,475)

Income taxes                                             --               --
                                               ------------     ------------
             Net loss                          $   (150,197)    $    (46,475)
                                               ============     ============


Loss per common share                          $       (.01)    $       (.01)
                                               ============     ============

Loss per common share assuming dilution        $       (.01)    $       (.01)
                                               ============     ============

Weighted average outstanding shares              15,527,750       15,527,750
                                               ============     ============


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                          August 31
                                                                  -----------------------
                                                                     2002          2001
                                                                  ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $(150,197)    $ (46,475)
    Depreciation                                                      7,000         6,300
    Changes in current assets and liabilities:
        Inventories                                                  46,578       (17,161)
        Accounts payable                                             14,870        20,040
        Accrued expenses                                             42,600        20,947
        Payable to related parties                                   23,170        37,542
                                                                  ---------     ---------
             Net cash provided by used in operating activities      (15,979)       21,193

CASH FLOWS FROM FINANCING ACTIVITIES:
    Checks issued in excess of bank balance                          16,265            --
                                                                  ---------     ---------


             Net increase in cash                                       286        21,193

Cash and savings:
    Beginning of period                                                  --        33,346
                                                                  ---------     ---------

    End of period                                                 $     286     $  54,539
                                                                  =========     =========


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of August 31, 2002, the statement of operations for the three-month periods ended August 31, 2002 and 2001, and the condensed statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2002 audited financial statements. The results of operations for the period ended August 31, 2002 are not necessarily indicative of the operating results for the full year.


Note 2.  Inventories:

         Inventories consist of the following:

                                               August 31,      May 31,
                                                  2002          2002
                                               ----------    ----------

            Raw materials                      $   15,000    $   16,287
            Finished goods and supplies            38,050        83,341
                                               ----------    ----------

                 Totals                        $   53,050    $   99,628
                                               ==========    ==========


Note 3.  Stockholders' Deficit:

         During the three months ended August 31, 2002, stockholders' deficit changed for net loss of $150,197.

                       JURAK CORPORATION WORLD WIDE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The Company has continued to increase its revenue from sales of its products. There were sales of $549,378 during the three months ended August 31, 2002, compared to $398,162 for the same period in 2001. There were cost of sales of $116,575 in 2002, and cost of sales in 2001 was $37,252; for a gross profit of $432,803 in 2002, compared to a gross profit of $360,910 in 2000. The cost of sales rose in the last year because the price of the ingredients of the product doubled, and because the Company changed to more pure botanicals.

         During the same period the Company expended selling, general, and administrative expenses of $556,717 in 2002 for a net loss of $150,197; in 2001 it expended selling, general and administrative expenses of $385,035 for a net loss of $46,475. The net loss in both years was $.01 per share. The selling, general and administrative expenses increased because of the addition of 5 call centers, increased computer expense with updated software, royalties, television advertising, and promotional campaigns.

SIGNIFICANT ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. The Company's significant accounting policies are described in Note 1 to the financial statements for the year ended May 31, 2002. The accounting policies used in preparing our interim 2003 financial statements are the same as those described in May 31, 2002 financial statements. The most significant estimates and assumptions relate to the valuation of inventory and the liability for the stock bonus plan. Actual amounts could differ from these estimates.

         Inventory Valuation

         Inventories consist primarily of raw materials, finished goods and supplies and are valued at the lower of cost or market (first-in, first-out method).

         Stock Bonus Plan

         Distributors are awarded points based on sales which will be redeemable for shares of the Company. The amount of the liability for this plan at August 31, 2002 is approximately $130,000.

                           PART II. OTHER INFORMATION
                                    -----------------


Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.


Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the three months ended August 31, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          JURAK CORPORATION WORLD WIDE, INC.



Date October 15, 2002                     By: /s/ Anthony Carl Jurak
                                              ------------------------------
                                              Anthony Carl Jurak
                                              Chairman of the Board and Director

                   CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350


In connection with the Quarterly Report of Jurak Corporation World Wide, Inc. (the "Company") on Form 10-QSB for the period ended August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities listed below, hereby certifies, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




October 15, 2002            By /s/ Anthony Jurak
                               ------------------------
                                                Anthony Jurak
                                                President, Chief
                                                Executive Officer
                                                and Principal Accounting Officer