Form 10QSB
period 2002-11-30
JURAK CORP WORLD WIDE INC
filed 2003-01-13
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  November 30, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number                    333-61801
                       ---------------------------------------------------------


                       JURAK CORPORATION WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                             88-0407679
-------------------------------                             --------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

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


15,527,750 Common Shares were outstanding as of January 15, 2003
----------

                       JURAK CORPORATION WORLD WIDE, INC.


                                    I N D E X


                                                                            Page

PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

               Condensed Balance Sheets
                  November 30, 2002 (Unaudited) and
                     May 31, 2002                                             1

               Statements of Operations
                  Three months ended November 30,
                     2002 (Unaudited) and Six Months
                     Ended November 30, 2002 and 2001 (Unaudited)             2

               Condensed Statements of Cash Flows
                  Six months ended November 30,
                     2002 and 2001 (Unaudited)                                3

               Selected Notes to Condensed Financial
                  Statements (Unaudited)                                      4


  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              5


PART II.  OTHER INFORMATION                                                 6-7

                          Part I. FINANCIAL INFORMATION
                                  ---------------------
                          Item I. FINANCIAL STATEMENTS
                                  --------------------

                       JURAK CORPORATION WORLD WIDE, INC.

                            CONDENSED BALANCE SHEETS

                                               November 30,         May 31,
             ASSETS                                2002              2002
                                               -----------       -----------
                                               (Unaudited)        (Audited)

Cash (including savings)                       $     3,730       $
Inventories                                         78,300            99,628
                                               -----------       -----------
             Total current assets                   82,030            99,628

Property, plant and equipment - net                  4,638            18,638
Other assets                                        99,544            99,544
                                               -----------       -----------
                                               $   186,212       $   217,810
                                               ===========       ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIT

Checks issued in excess of bank balance        $                 $    10,423
Accounts payable                                    78,556            57,474
Accrued compensation                               356,677           286,563
Payable to related party                           180,336           148,336
Payable to stockholder, officer                  1,381,201         1,314,920
                                               -----------       -----------
             Total current liabilities           1,996,770         1,817,716

STOCKHOLDERS' DEFICIT:
    Common stock                                    15,528            15,528
Additional paid-in capital                         569,158           569,158
    Accumulated deficit                         (2,395,244)       (2,184,592)
                                               -----------       -----------
                                                (1,810,558)       (1,599,906)
                                               -----------       -----------

                                               $   186,212       $   217,810
                                               ===========       ===========


Note: The balance sheet at May 31, 2002 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                 Six Months Ended
                                                         November 30                        November 30
                                               -----------------------------     -----------------------------
                                                    2002             2001             2002             2001
                                               ------------     ------------     ------------     ------------
Sales                                          $    655,472     $    324,502     $  1,204,850     $    722,664
Cost of sales                                        32,496           32,339          149,071           69,591
                                               ------------     ------------     ------------     ------------
    Gross profit                                    622,976          292,163        1,055,779          653,073

Selling, general and administrative expense         657,193          402,216        1,213,910          787,251
                                               ------------     ------------     ------------     ------------
             Loss from operations                   (34,217)        (110,053)        (158,131)        (134,178)
                                               ------------     ------------     ------------     ------------

Other income (expense):
    Interest income                                      10               40               20               40
    Interest expense                                (26,248)         (21,032)         (52,541)         (43,382)
                                               ------------     ------------     ------------     ------------
                                                    (26,238)         (20,992)         (52,521)         (43,342)
                                               ------------     ------------     ------------     ------------

             Loss before income taxes               (60,455)        (131,045)        (210,652)        (177,520)

Income taxes                                             --               --               --               --
                                               ------------     ------------     ------------     ------------

             Net loss                          $    (60,455)    $   (131,045)    $   (210,652)    $   (177,520)
                                               ============     ============     ============     ============


Loss per common share                          $       (.01)    $       (.01)    $       (.01)    $       (.01)
                                               ============     ============     ============     ============

Loss per common share assuming dilution        $       (.01)    $       (.01)    $       (.01)    $       (.01)
                                               ============     ============     ============     ============

Weighted average outstanding shares              15,527,750       15,527,750       15,527,750       15,527,750
                                               ============     ============     ============     ============

See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                           November 30
                                                                    -----------------------
                                                                       2002          2001
                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(210,652)    $(177,520)
    Depreciation                                                       14,000        12,600
    Changes in current assets and liabilities:
        Inventories                                                    21,328        (4,021)
        Accounts payable                                               21,082        21,935
        Accrued compensation                                           70,114        69,865
        Payable to related party                                       32,000        48,000
        Payable to stockholder, officer                                66,281        23,602
                                                                    ---------     ---------
             Net cash provided by (used in) operating activities       14,153        (5,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Checks issued in excess of bank balance                           (10,423)

             Net increase (decrease) in cash and savings                3,730        (5,539)

Cash and savings:
    Beginning of period                                                              33,346
                                                                    ---------     ---------

    End of period                                                   $   3,730     $  27,807
                                                                    =========     =========


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of November 30, 2002, the statement of operations for the three-month and six-month periods ended November 30, 2002 and 2001, and the condensed statement of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2002 audited financial statements. The results of operations for the period ended November 30, 2002 are not necessarily indicative of the operating results for the full year.


Note 2.  Inventories:

         Inventories consist of the following:

                                              November 30,         May 31,
                                                  2002              2002
                                              ------------      ------------
                 Raw materials                $     15,000      $     16,287
                 Finished goods                     63,300            83,341
                                              ------------       -----------
                    Totals                    $     78,300      $     99,628
                                              ============       ===========


Note 3.  Stockholders' Deficit:

         During the six months ended November 30, 2002, stockholders' deficit changed for net loss of $210,652.

                       JURAK CORPORATION WORLD WIDE, INC.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The Company has continued to increase its revenue from sales of its products. There were sales of $655,472 during the three months ended November 30, 2002, compared to $324,502 for the same period in 2001. There were cost of sales of $32,496 in 2002, and cost of sales in 2001 was $32,339, for a gross profit of $622,976 in 2002, compared to a gross profit of $292,163 in 2001. During the same period the Company expended selling, general, and administrative expenses of $402,216 in 2001 for a net loss of $110,053; in 2002 it expended selling, general and administrative expenses of $657,193 for a net loss of $34,217. The net loss for both years was $.01 per share.

         There were sales of $1,204,850 during the six months ended November 30, 2002, compared to $722,664 for the same period in 2001. There were cost of sales of $149,071 in 2002, and cost of sales in 2001 was $69,591, for a gross profit of $1,055,779 in 2002, compared to a gross profit of $653,073 in 2001. During the same period the Company expended selling, general, and administrative expenses of $787,251 in 2001 for a net loss of $177,520; in 2002 it expended selling, general and administrative expenses of $1,213,910 for a net loss of $210,652. The net loss for both years was $.01 per share.


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

         Stock Bonus Plan

         Distributors are awarded points based on sales which will be redeemable for shares of the Company. The amount of the liability for this plan at November 30, 2002 is approximately $180,000.

                           PART II. OTHER INFORMATION
                                    -----------------


Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.




Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the six months ended November 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JURAK CORPORATION WORLD WIDE, INC.


Date: January 10, 2003                    By: /s/ Anthony Carl Jurak
                                              ----------------------------------
                                              Anthony Carl Jurak
                                              Chairman of the Board and Director


                                 CERTIFICATIONS

I, Anthony Carl Jurak, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Jurak Corporation World Wide, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          DATE: JANUARY 10, 2003       SIGNED: /S/ ANTHONY CARL JURAK
                                       ---------------------------------
                                       NAME:    ANTHONY CARL JURAK
                                       TITLE:   CHIEF EXECUTIVE OFFICER AND
                                              PRINCIPAL FINANCIAL OFFICER

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony Carl Jurak, the Chief Executive Officer and principal financial officer of Jurak Corporation World Wide, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended November 31, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.


          DATE: JANUARY 10, 2003       SIGNED: /S/ ANTHONY CARL JURAK
                                       ---------------------------------
                                       NAME:    ANTHONY CARL JURAK
                                       TITLE:   CHIEF EXECUTIVE OFFICER AND
                                              PRINCIPAL FINANCIAL OFFICER