Form 10QSB
period 2003-02-28
JURAK CORP WORLD WIDE INC
filed 2003-04-11
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         February 28, 2003
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


Commission File Number                 333-61801
                       ---------------------------------------------------------


                       JURAK CORPORATION WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                      88-0407679
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


15,527,750 Common Shares were outstanding as of April 10, 2003
----------

                       JURAK CORPORATION WORLD WIDE, INC.


                                    I N D E X


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

            Condensed Balance Sheets
              February 28, 2003 (Unaudited) and
                May 31, 2002                                                  1

            Statements of Operations
              Three months ended February 28,
                2003 and 2002 (Unaudited) and Nine Months
                Ended February 28, 2003 and 2002 (Unaudited)                  2

            Condensed Statements of Cash Flows
              Nine months ended February 28,
              2003 and 2002 (Unaudited)                                       3

            Selected Notes to Condensed Financial
              Statements (Unaudited)                                          4


  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               5


PART II. OTHER INFORMATION                                                  6-7

                          Part I. FINANCIAL INFORMATION
                                  ---------------------
                          Item I. FINANCIAL STATEMENTS
                                  --------------------

                       JURAK CORPORATION WORLD WIDE, INC.

                            CONDENSED BALANCE SHEETS

                                             February 28,       May 31,
             ASSETS                              2003            2002
                                             -----------     -----------
                                             (Unaudited)      (Audited)

Cash (including savings)                     $    31,889     $
Inventories                                      149,491          99,628
                                             -----------     -----------
             Total current assets                181,380          99,628

Property, plant and equipment - net                3,638          18,638
Other assets                                      64,544          99,544
                                             -----------     -----------
                                             $   249,562     $   217,810
                                             ===========     ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIT

Checks issued in excess of bank balance      $               $    10,423
Accounts payable                                  55,781          57,474
Accrued compensation                             390,552         286,563
Payable to related party                         198,336         148,336
Payable to stockholder, officer                1,436,473       1,314,920
                                             -----------     -----------
             Total current liabilities         2,081,142       1,817,716

STOCKHOLDERS' DEFICIT:
    Common stock                                  15,528          15,528
    Additional paid-in capital                   569,158         569,158
    Accumulated deficit                       (2,416,266)     (2,184,592)
                                             -----------     -----------
                                              (1,831,580)     (1,599,906)
                                             -----------     -----------

                                             $   249,562     $   217,810
                                             ===========     ===========


Note: The balance sheet at May 31, 2002 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                Nine Months Ended
                                                        February 28                       February 28
                                               -----------------------------     -----------------------------
                                                   2003             2002             2003             2002
                                               ------------     ------------     ------------     ------------
Sales                                          $    681,641     $    347,268     $  1,886,491     $  1,069,972
Cost of sales                                        26,165           63,337          175,236          132,968
                                               ------------     ------------     ------------     ------------
Gross profit                                        655,476          283,931        1,711,255          937,004

Selling, general and administrative expense         649,500          411,091        1,863,410        1,198,342
                                               ------------     ------------     ------------     ------------
             Income (loss) from operations            5,976         (127,160)        (152,155)        (261,338)
                                               ------------     ------------     ------------     ------------

Other income (expense):
    Interest income                                      30               --               50               40
    Interest expense                                (27,028)         (24,779)         (79,569)         (68,161)
                                               ------------     ------------     ------------     ------------
                                                    (26,998)         (24,779)         (79,519)         (68,121)
                                               ------------     ------------     ------------     ------------

             Loss before income taxes               (21,022)        (151,939)        (231,674)        (329,459)

Income taxes                                             --               --               --               --
                                               ------------     ------------     ------------     ------------

             Net loss                          $    (21,022)    $   (151,939)    $   (231,674)    $   (329,459)
                                               ============     ============     ============     ============


Loss per common share                          $       (.01)    $       (.01)    $       (.02)    $       (.02)
                                               ============     ============     ============     ============

Loss per common share assuming dilution        $       (.01)    $       (.01)    $       (.02)    $       (.02)
                                               ============     ============     ============     ============

Weighted average outstanding shares              15,527,750       15,527,750       15,527,750       15,527,750
                                               ============     ============     ============     ============


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                           February 28
                                                                    -----------------------
                                                                       2003          2002
                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(231,674)    $(329,459)
    Depreciation                                                       15,000        18,900
    Changes in current assets and liabilities:
        Inventories                                                   (49,863)       55,125
        Accounts payable                                               (1,693)          804
        Accrued compensation                                          103,989       112,290
        Payable to related party                                       50,000        72,000
        Payable to stockholder, officer                               121,553        74,214
                                                                    ---------     ---------
             Net cash provided by (used in) operating activities        7,312         3,874

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                                            (2,100)
    Other assets                                                       35,000

CASH FLOWS FROM FINANCING ACTIVITIES:
    Checks issued in excess of bank balance                           (10,423)
                                                                    ---------     ---------

             Net increase (decrease) in cash and savings               31,889         1,774

Cash and savings:
    Beginning of period                                                              33,346
                                                                    ---------     ---------

    End of period                                                   $  31,889     $  35,120
                                                                    =========     =========


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of February 28, 2003, the statement of operations for the three-month and nine-month periods ended February 28, 2003 and 2002, and the condensed statement of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 2003 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2002 audited financial statements. The results of operations for the period ended February 28, 2003 are not necessarily indicative of the operating results for the full year.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

         Since its inception, the Company has incurred significant losses. The Company may incur further operating losses and experience negative cash flows in the future. Achieving profitability and positive cash flows depends on the Company's ability to generate sufficient revenues and its ability to raise additional capital. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Note 2.  Inventories:

         Inventories consist of the following:

                                             February 28,       May 31,
                                                 2003            2002
                                              ---------       ---------

                 Raw materials                $  45,620       $  16,287
                 Finished goods                 103,871          83,341
                                              ---------       ---------

                    Totals                    $ 149,491       $  99,628
                                              =========       =========


Note 3.  Stockholders' Deficit:

         During the nine months ended February 28, 2003, stockholders' deficit changed for net loss of $231,674.

                       JURAK CORPORATION WORLD WIDE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The Company has continued to increase its revenue from sales of its products. There were sales of $681,641 during the three months ended February 28, 2003, compared to $347,268 for the same period in 2002. There were cost of sales of $26,165 in 2003, and cost of sales in 2002 was $63,337, for a gross profit of $655,476 in 2003, compared to a gross profit of $283,931 in 2002. During the same period the Company expended selling, general, and administrative expenses of $649,500 in 2003 for a net loss of $21,022; in 2002 it expended selling, general and administrative expenses of $411,091 for a net loss of $151,939. The net loss for both years was $.01 per share.

         There were sales of $1,886,491 during the nine months ended February 28, 2003, compared to $1,069,972 for the same period in 2002. There were cost of sales of $175,236 in 2003, and cost of sales in 2002 was $132,968, for a gross profit of $1,711,255 in 2003, compared to a gross profit of $937,004 in 2002. During the same period the Company expended selling, general, and administrative expenses of $1,863,410 in 2003 for a net loss of $231,674; in 2002 it expended selling, general and administrative expenses of $1,198,342 for a net loss of $329,459. The net loss for both years was $.02 per share.


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

         Stock Bonus Plan

              Distributors are awarded points based on sales which will be redeemable for shares of the Company. The amount of the liability for this plan at February 28, 2003 is approximately $183,000.

                           PART II. OTHER INFORMATION
                                    ----------------


Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.


Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the nine months ended February 28, 2003.




SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          JURAK CORPORATION WORLD WIDE, INC.



Date: April 10, 2003                      By: /s/ Anthony Carl Jurak
                                              ----------------------------------
                                              Anthony Carl Jurak
                                              Chairman of the Board and Director

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


DATE: APRIL 10, 2003         SIGNED: /S/ ANTHONY CARL JURAK
                                     -----------------------
                             NAME:   ANTHONY CARL JURAK
                             TITLE:  CHIEF EXECUTIVE OFFICER

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony Carl Jurak, the Chief Executive Officer and principal financial officer of Jurak Corporation World Wide, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended February 28, 2003 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.


DATE: APRIL 10, 2003         SIGNED: /S/ ANTHONY CARL JURAK
                                     ----------------------
                             NAME:   ANTHONY CARL JURAK
                             TITLE:  CHIEF EXECUTIVE OFFICER