Form 10KSB
period 2003-05-31
JURAK CORP WORLD WIDE INC
filed 2003-09-15
CIK 1060888

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended May 31, 2003
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on May 31, 2003, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $7,211,625.

15,527,750 shares of Registrant's Common Stock, no par value were outstanding on

May 31, 2003, prior to the effectiveness of the latest practicable date.

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



                                   PART I


Item 1. - BUSINESS
------

         The Jurak Classic Whole Body Tonic was first developed in 1945 by Carl Jurak, the father of the founder of the Company. The tonic is a blend of medicinal herbs, and other ingredients. The corporation was formed in Minnesota on November 1, 1997.

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

         Also with a consultant the Company has developed custom designed software to interface with the sales and bonus system. The software also process currencies of other countries so that when there is expansion into other countries the system will be able to handle the volume.

         Through Eagle Payment Solutions the Company has obtained merchant credit card processing capabilities with Moneris Solutions.

         The Company has a license royalty agreement, with an entity controlled by Mr. Jurak. The agreement provides that 8% of net sales, as defined in the agreement, are paid to the entity, to be used for charitable purposes. The amount expensed for the years ended May 31, 2003 and 2002 was $143,400 and $84,000 respectively, and these are included in amounts payable to related party.

         The Company has nine full time employees, and one part time employee, none are represented by a labor organization. The 10 employees do not include independent distributors.

Item 2. - PROPERTY
------

Facilities
----------

         The Company has leased 8,500 square feet of office space in Las Vegas, Nevada for its offices and warehouse, at a monthly rental of $6,008, plus operating expenses. The warehouse will be used to hold and distribute the Company's products. A part of the warehouse may be used for a research and development laboratory.


Item 3. - LEGAL PROCEEDINGS
-------

         None


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

         There was an annual meeting of shareholders held on July 18, 2003. At the meeting Anthony Jurak and Roger Theriault were elected to the Board of Directors and Virchow, Krause & Company, LLP were retained as independent auditors.


                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------

             STOCKHOLDER MATTERS

         The Company's common stock has been traded since February 16, 2000 on the OTC Bulletin Board, before that time there was no activity. As of May 31, 2003 the following brokerage firms were making a market in the Company's common stock: Jill Thompson Magid & Co., Sharpe Capital, Inc., and Knight Securities, Inc.

         The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.

                                                               Price per Share
                                                               ---------------
                                                             High           Low
                                                             ----           ---
Fiscal year 2002
         First quarter (June 1, 2001                        $5.00          $4.00
         through August 31, 2001)

         Second quarter (September 1, 2001                  $5.00          $4.00
         through November 30, 2001)

         Third quarter (December 1, 2001                    $ .12          $ .12
         through February 28, 2002)

         Fourth quarter (March 1, 2002                      $ .12          $ .12
         through May 31, 2002)


Fiscal year 2003
         First quarter (June 1, 2002                        $ .62          $ .62
         through August 31, 2002)

         Second quarter (September 1, 2002                  $ .62          $ .62
         through November 30, 2002)

         Third quarter (December 1, 2002                    $ .62          $ .62
         through February 28, 2003)

         Fourth quarter (March 1, 2003                      $1.50          $1.50
         through May 31, 2003)

         There have never been any dividends, cash or otherwise, paid on the common shares of the Company.


Item 6. - SELECTED FINANCIAL DATA
-------

                                                    Fiscal Years Ended May 31,
                                                    --------------------------
                                                       2003             2002
                                                       ----             ----
Income Statement Data
---------------------
   Net Sales                                       $ 2,583,355      $ 1,559,126
   Net Income (loss)                               $  (558,916)     $  (370,994)
Per Share Data
--------------
Net Income (loss)                                  $      (.04)     $      (.02)


                                                            As of May 31,
                                                            -------------
                                                        2003             2002
                                                        ----             ----
Balance Sheet Data
------------------
   Total Assets                                     $   345,880     $   217,810
   Total Liabilities                                $ 2,504,702     $ 1,817,716
   Stockholders' Equity (Deficit)                   $(2,158,822)    $(1,599,906)

Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The Company had revenue from sales of its products at May 31, 2002 of $1,559,126, and in the year ended May 31, 2003 sales were $2,583,355, approximately a 60% gain over the prior year. During the same period the Company expended general, administrative and operating expenses of $1,819,950 in 2002, compared to expenses of $2,779,733 in 2003, approximately an increase of 65%. There was a net loss of $370,994 in 2002, compared to a net loss of $588,916 in 2003. The general, administrative and pre-operating expenses included consulting expenses for Food and Drug Administration advice, computer consultants, hardware and software, raw materials, travel, office, telephone expenses, legal fees, rent and wages.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations with equity capital, and raised a total of $584,686. In addition a stockholder has advanced $1,440,066 to the Company. The business the Company is engaged in is not capital intensive, and the Company hopes to be able to finance its future operations from the cash flow from sales of the products of the Company. The business of the Company is not capital intensive because it does not need to purchase any machinery, the costs of the raw material is negligible, and, because all sales will be by check or credit card, there are no significant accounts receivable.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2002, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a material effect on the Company's financial statements.

         In October 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The Company believes the adoption of SFAS No. 147 will not have a material effect on the Company's financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company does not have a stock option plan or stock options outstanding and, as such, SFAS No. 123 and 148 does not impact the Company's financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not impact the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material impact on the Company's financial statements.


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

         Stock Bonus Plan

         As noted in Note 5 of the Notes to the Financial Statements, distributors are awarded points based on sales which will be redeemable for shares of the Company. The amount of the liability for this plan at May 31, 2003 is approximately $217,321.


Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------

         The financial statements are attached following Item 14.


Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-------

         None.


                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------

         The executive officers and directors of the Company, with a brief description, are as follows:

Name                    Age              Position
----                    ---              --------

Anthony Carl Jurak      65               Chairman, Secretary

Roger Theriault         57               President, Director

Maria Jose Guedes       34               Vice President of Operations, Assistant
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


Item 11. - EXECUTIVE COMPENSATION.
--------

         There are no officers or directors that received compensation in excess of $100,000 or more during the last year. Management has taken no remuneration to date, except as noted in Certain Transactions. There is a liability to Mrs. Guedes and her husband of $63,665 at May 31, 2003 and $4,075 at May 31, 2002 for compensation that bears no interest.

Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------   AND MANAGEMENT.

         There are presently 15,527,750 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common stock, and the officers and directors of the Company.

                            Shares of                     Percentage of
Name                        Common Stock                  Ownership
--------------------------------------------------------------

Anthony Carl Jurak(1)          9,220,000                   60%

Roger Theriault                1,500,000                   10%

Michael Fielding               1,500,000                   10%

Roger Matthews                 1,300,000                    8%

John H. Picken                   920,000                    6%

All officers and directors    10,720,000                   70%
as a group

(1) Mr. Jurak's shares are in the name of Jurak Holdings, Ltd.


Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------

         Beginning in September, 1997, before the Company was incorporated, the founder of the Company, Anthony Carl Jurak, began paying expenses for the start of the Company. The expenses paid were done by the personal credit cards of Mr. Jurak. He has advanced to the Company or requested reimbursement for $1,440,066 and $1,314,920 as of May 31, 2003 and 2002 respectively. Interest on the advances is at 8% and a total of $103,097 and $95,300 was charged to operations for the years ended May 31, 2003 and 2002 respectively.

         The Company reimbursed Jurak Holdings, Ltd., a Canadian company controlled by Mr. Jurak, $51,687 for legal fees for trade name protection in Canada.

         The Company expensed $182,431 to Jurak Holdings, Ltd. in 2003 for consulting fees, in lieu of compensation to Mr. Jurak, Mr. Theriault, and a computer consultant. Mr. Jurak was paid $61,028, Mr. Theriault was paid $52,388 and the computer consultant was paid $50,856. There is no written contract or obligation for these payments. There is a liability of $141,859 at May 31, 2003, and $111,877 at May 31, 2002 for Mr. Theriault, at no interest.


                                     PART IV


Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
--------   REPORTS ON FORM 8-K.

CONTROLS AND PROCEDURES

         It is the responsibility of the chief executive officer and chief financial officer to ensure the company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The company's disclosure controls and procedures include mandatory communication of material subsidiary events, automated accounting processing and reporting, management review of monthly and quarterly results, periodic subsidiary business reviews, an established system of internal controls and rotating internal control reviews by the company's internal auditors.

         The chief executive officer and chief financial officer evaluated the company's disclosure controls and procedures as of the end of the fiscal year, and have concluded the controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

         Additionally, there have been no material changes to the company's system of internal controls or changes in other factors affecting the operation of the internal controls in the year since Jurak Corporation World Wide management last evaluated the system of internal controls in conjunction with the preparation of financial statements for the year ended May 31, 2002.

         The Company paid its auditor, Virchow, Krause & Company, LLP, audit and related fees of $20,100, tax and related fees of $10,005 for a total of $30,105 in the past year.

         (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended May 31, 2003 and May 31, 2002.

         (b) Attached are the following Financial Statement Schedules and Auditors Report on Schedules.

             None

             All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

         (c) No report was filed on Form 8-K.

         (d) Exhibit 31 - Certification of Anthony Jurak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

             Exhibit 32 - Certification of Anthony Jurak pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350).





                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized.

Dated: September 12, 2003
                                              /s/ Anthony Jurak
                                              ----------------------------------
                                              JURAK CORPORATION WORLD WIDE, INC.

                                JURAK CORPORATION
                                WORLD WIDE, INC.


                                FINANCIAL REPORT

                              MAY 31, 2003 AND 2002

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Jurak Corporation World Wide, Inc.


         We have audited the accompanying balance sheets of Jurak Corporation World Wide, Inc., a Minnesota corporation, as of May 31, 2003 and 2002, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements present fairly, in all material respects, the financial position of Jurak Corporation World Wide, Inc. as of May 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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




                                   VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
July 25, 2003

                       JURAK CORPORATION WORLD WIDE, INC.

                                 BALANCE SHEETS
                              May 31, 2003 and 2002

        ASSETS                                                          2003            2002
                                                                    -----------     -----------
CURRENT ASSETS:
    Cash and cash equivalents                                       $    13,749     $        --
    Inventories                                                         251,779          99,628
                                                                    -----------     -----------
        Total current assets                                            265,528          99,628

RESTRICTED CASH                                                          35,644          70,644

DEPOSITS                                                                 28,900          28,900

OFFICE FURNISHINGS AND EQUIPMENT, less
    accumulated depreciation 2003 $100,941; 2002 $93,441                 15,808          18,638
                                                                    -----------     -----------

                                                                    $   345,880     $   217,810
                                                                    ===========     ===========

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Checks issued in excess of bank balance                         $        --     $    10,423
    Accounts payable                                                    331,662          57,474
    Accrued compensation                                                497,238         286,563
    Accrued royalties                                                   235,736         148,336
    Payable to stockholder, officer                                   1,440,066       1,314,920
                                                                    -----------     -----------
        Total current liabilities                                     2,504,702       1,817,716


STOCKHOLDERS' DEFICIT:
    Convertible preferred stock, par value $.001 per share,
        50,000,000 shares authorized, none issued or outstanding             --              --
    Common stock, par value $.001 per share, 150,000,000 shares
        authorized, 15,527,750 shares issued and outstanding             15,528          15,528
    Additional paid-in capital                                          569,158         569,158
    Accumulated deficit                                              (2,743,508)     (2,184,592)
                                                                    -----------     -----------
        Total stockholders' deficit                                  (2,158,822)     (1,599,906)
                                                                    -----------     -----------

                                                                    $   345,880     $   217,810
                                                                    ===========     ===========


See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                        Years Ended May 31, 2003 and 2002



                                                    2003             2002
                                                ------------     ------------

Sales                                           $  2,583,355     $  1,559,126
Cost of sales                                        367,949          105,734
                                                ------------     ------------
             Gross profit                          2,215,406        1,453,392

Selling, general and administrative expenses      (2,779,733)      (1,819,950)
Other income (expense)                                 5,411           (4,436)
                                                ------------     ------------

             Net loss                           $   (558,916)    $   (370,994)
                                                ============     ============


Basic loss per common share                     $       (.04)    $       (.02)
                                                ============     ============

Diluted loss per common share                   $       (.04)    $       (.02)
                                                ============     ============

Weighted average outstanding common shares        15,527,750       15,527,750
                                                ============     ============


See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                        Years Ended May 31, 2003 and 2002


                              Common Stock            Additional
                       --------------------------      Paid-In       Accumulated
                          Shares         Amount        Capital         Deficit
                       -----------    -----------    -----------    -----------

Balance, May 31, 2001   15,527,750    $    15,528    $   569,158    $(1,813,598)
    Net loss                    --             --             --       (370,994)
                       -----------    -----------    -----------    -----------

Balance, May 31, 2002   15,527,750         15,528        569,158    $(2,184,592)
    Net loss                    --             --             --       (558,916)
                       -----------    -----------    -----------    -----------

Balance, May 31, 2003   15,527,750    $    15,528    $   569,158    $(2,743,508)
                       ===========    ===========    ===========    ===========




See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF CASH FLOWS
                        Years Ended May 31, 2003 and 2002

                                                                       2003          2002
                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(558,916)    $(370,994)
    Depreciation                                                        7,500        29,000
    Increase in accounts receivable                                        --           188
    Increase in inventories                                          (152,151)       (7,767)
    Increase in accounts payable                                      274,188        33,796
    Increase in accrued compensation and accrued royalties            298,075       182,190
                                                                    ---------     ---------
             Net cash used in operating activities                   (131,304)     (133,587)
                                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of office equipment                                       (4,670)       (2,100)
    Decrease in restricted cash                                        35,000            --
                                                                    ---------     ---------
             Net cash provided by (used in) investing activities       30,330        (2,100)
                                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Checks issued in excess of bank balance                           (10,423)       10,423
    Increase in payable to stockholder, officer                       125,146        91,918
                                                                    ---------     ---------
             Net cash provided by financing activities                114,723       102,341
                                                                    ---------     ---------

Increase (decrease) in cash and cash equivalents                       13,749       (33,346)

Cash and cash equivalents:
    Beginning                                                              --        33,346
                                                                    ---------     ---------

    Ending                                                          $  13,749     $      --
                                                                    =========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash paid for interest                                          $   1,250     $  13,376
                                                                    =========     =========


See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                              May 31, 2003 and 2002


Note 1.   Nature of Business and Summary of Significant Accounting Policies:

          NATURE OF BUSINESS:

          Jurak Corporation World Wide, Inc. (the Company) was incorporated on November 3, 1997 in the State of Minnesota, is located in Las Vegas, Nevada, and markets its products throughout the U.S. and Canada. The Company manufactures and markets dietary and herbal supplement products.

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

          INVENTORIES:

          Inventories are valued at the lower of cost (first-in, first-out method) or market and consist of the following:

                                                           May 31
                                               -----------------------------
                                                   2003              2002
                                               -----------       -----------
               Raw materials                   $    14,422       $    16,287
               Finished goods and supplies         237,357            83,341
                                               -----------       -----------
                                               $   251,779       $    99,628
                                               ===========       ===========

          OFFICE FURNISHINGS AND EQUIPMENT:

          Office furnishings and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful life of three to seven years. Maintenance repairs and minor renewals are expensed when incurred.

          ADVERTISING:

          The Company expenses advertising costs as they are incurred. Advertising costs were $9,879 and $32,681 for the years ended May 31, 2003 and 2002, respectively.

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued):


          SHIPPING AND HANDLING COSTS:

          Shipping and handling costs charged to customers have been included in sales. Inbound freight and handling costs incurred by the Company have been included in cost of sales. Outgoing shipping costs of $155,787 and $109,923 were included in selling, general and administrative expenses for the years ended May 31, 2003 and 2002, respectively.

          REVENUE RECOGNITION:

          The Company recognizes sales when the product is shipped. The Company ensures that the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission.

          CARRYING VALUE OF FINANCIAL INSTRUMENTS:

          The carrying value of the Company's financial instruments approximates fair value at May 31, 2003 and 2002. The carrying amounts for cash, accounts payable and other accrued liabilities approximate fair value because of the short maturity of these instruments.

          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

          In June 2002, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a material effect on the Company's financial statements.

          In October 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The Company believes the adoption of SFAS No. 147 will not have a material effect on the Company's financial statements.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company does not have a stock option plan or stock options outstanding and, as such, SFAS No. 123 and 148 does not impact the Company's financial statements.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's financial statements.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued):


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

          RECLASSIFICATIONS:

          Certain reclassifications have been made to the 2002 financial statements to conform to the classifications used in 2003. Such reclassifications had no effect on net loss or stockholders' deficit.


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

Note 3.   Income Taxes:

          For income tax purposes, pre-opening costs were deferred and are being amortized to expense in future tax returns. The (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

                                                               May 31
                                                     --------------------------
                                                         2003          2002
                                                     -----------    -----------
              Expected (benefit) at statutory rate   $  (155,000)   $  (120,000)
              Effect of graduated federal rates           12,500         12,500
              Increase in valuation allowance            142,500        107,500
                                                     -----------    -----------
                                                     $        --    $        --
                                                     ===========    ===========

          The following is a summary of deferred taxes:

                                                               May 31
                                                     --------------------------
                                                         2003          2002
                                                     -----------    -----------
              Deferred tax assets:
                Net operating loss and related
                 party accruals                      $   825,000    $   682,500
                Valuation allowance                     (825,000)      (682,500)
                                                     -----------    -----------
                                                     $        --    $        --
                                                     ===========    ===========

          Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur. The Company has net operating loss carry forwards of approximately $2,000,000 that expire through the year 2023.


Note 4.   Related Party Transactions:

          The principal stockholder has advanced to the Company or requested reimbursement for $1,440,066 and $1,314,920 as of May 31, 2003 and 2002, respectively. Interest on the advances is at 8% and a total of $103,097 and $95,228 was charged to operations for the years ended May 31, 2003 and 2002, respectively, and is included in the payable to stockholder, officer amount at May 31, 2003 and 2002.


Note 5.   Commitments:

          The Company rents office and warehouse space in Las Vegas, Nevada under terms of an operating lease which calls for monthly rentals of approximately $6,000 plus operating expenses through September 2003. Rent expense plus operating expenses under this agreement for the years ended May 31, 2003 and 2002 was $77,000 and $94,000, respectively.

          Minimum lease payments at May 31, 2003 for the year ending May 31, 2004 are $24,000.

          The Company is offering 3,000,000 of its shares to its distributors under a plan whereby the distributors earn a stock bonus based on sales and "bonus points." A distributor who purchases enough product for 160 points, sponsors three persons who each purchase enough product for 160 points and who in turn sponsor three additional persons who each purchase enough product for 160 points will receive 10 certificates valued at $5.00 each. The number of certificates outstanding at May 31, 2003 and 2002 was 43,474 and 21,756, respectively. The aggregate value for certificates earned will be redeemable for shares at the current market price at the time of redemption. The shares of stock are restricted from sale for three years from the time of issuance. The liability for the bonus points of $217,321 and $108,821 at May 31, 2003 and 2002, respectively, is included in accrued compensation.


Note 5.   Commitments (Continued):

          The Company entered into an agreement with a bank whereby a certain amount must be deposited into a restricted cash account in exchange for credit card processing.

          The Company has entered into an intellectual property license agreement with an entity related to the principal stockholder and to a separate foundation. The agreement calls for royalty payments to the entity and foundation that total 8% of "net sales price" subject to a minimum royalty fee to the entity related to the principal stockholder and other conditions as defined by the agreement. The minimum royalty fee for the years ended May 31, 2003 and 2002 were waived by the principal stockholder. The amount expensed for the years ended May 31, 2003 and 2002 was $143,400 and $84,000, respectively, and is included in accrued royalties at May 31, 2003 and 2002.


Note 6.   Company's Continued Existence:

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses and its liabilities exceed its assets. The Company intends to generate positive cash flows from operations through increased sales utilizing the network of distributors in place and obtain necessary capital through additional advances from the Company's principal stockholder.