Form 10QSB
period 2003-08-31
JURAK CORP WORLD WIDE INC
filed 2003-10-22
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 August 31, 2003
                               ------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


Commission File Number          333-61801
                      ----------------------------------------------------------


                       JURAK CORPORATION WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)


              MINNESOTA                                   88-0407679
-------------------------------------          ---------------------------------
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
Yes    X      No
     -----        -----


15,527,750 Common Shares were outstanding as of October 15, 2003
----------

                       JURAK CORPORATION WORLD WIDE, INC.

                                    I N D E X

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

                        Condensed Balance Sheets
                           August 31, 2003 (Unaudited) and
                              May 31, 2003                                    1

                        Statements of Operations
                           Three months ended August 31,
                              2003 and 2002 (Unaudited)                       2

                        Condensed Statements of Cash Flows
                           Three months ended August 31,
                              2003 and 2002 (Unaudited)                       3

                        Selected Notes to Condensed Financial
                           Statements (Unaudited)                             4

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        5

     Item 2.   Controls and Procedures                                        6


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                              7

     Item 2.   Changes in Securities                                          7

     Item 3.   Defaults Upon Senior Securities                                7

     Item 4.   Submission of Matters to a Vote of Security Holders            7

     Item 5.   Other Information                                              7

     Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits                                                   7

               (b) Reports on Form 8-K                                        7

                          Part I. FINANCIAL INFORMATION
                                  ---------------------
                          Item I. FINANCIAL STATEMENTS
                                  --------------------

                       JURAK CORPORATION WORLD WIDE, INC.

                            CONDENSED BALANCE SHEETS


                                                 August 31,        May 31,
                 ASSETS                            2003             2003
                                                -----------     -----------
                                                (Unaudited)      (Audited)

Cash (including savings)                        $    31,955     $    13,749
Inventories                                         122,722         251,779
                                                -----------     -----------
               Total current assets                 154,677         265,528

Property, plant and equipment - net                  15,826          15,808
Other assets                                         64,544          64,544
                                                -----------     -----------
                                                $   235,047     $   345,880
                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                    264,166         331,662
Accrued compensation                                500,643         497,238
Accrued royalties                                   276,245         235,736
Payable to stockholder, officer                   1,452,437       1,440,066
                                                -----------     -----------
               Total current liabilities          2,493,491       2,504,702

STOCKHOLDERS' DEFICIT:
     Common stock                                    15,528          15,528
     Additional paid-in capital                     569,158         569,158
     Accumulated deficit                         (2,843,130)     (2,743,508)
                                                -----------     -----------
                                                 (2,258,444)     (2,158,822)
                                                -----------     -----------

                                                $   235,047     $   345,880
                                                ===========     ===========


Note: The balance sheet at May 31, 2003 has been taken from the audited financial statements at that date, and has been condensed.

See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                                         August 31
                                               -----------------------------
                                                    2003            2002
                                               ------------     ------------

Sales                                          $    717,874     $    549,378
Cost of sales                                       133,393          116,575
                                               ------------     ------------
               Gross profit                         584,481          432,803

Selling, general and administrative expense         651,538          556,717
                                               ------------     ------------
               Loss from operations                 (67,057)        (123,914)
                                               ------------     ------------

Other income (expense):
     Interest income                                      5               10
     Interest expense                               (32,570)         (26,293)
                                               ------------     ------------
                                                    (32,565)         (26,283)
                                               ------------     ------------

               Loss before income taxes             (99,622)        (150,197)

Income taxes                                             --               --
                                               ------------     ------------

               Net loss                        $    (99,622)    $   (150,197)
                                               ============     ============

Loss per common share                          $       (.01)    $       (.01)
                                               ============     ============

Loss per common share assuming dilution        $       (.01)    $       (.01)
                                               ============     ============

Weighted average outstanding shares              15,527,750       15,527,750
                                               ============     ============

See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                 August 31
                                                                          -----------------------
                                                                            2003           2002
                                                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $ (99,622)    $(150,197)
     Depreciation                                                             1,850         7,000
     Changes in current assets and liabilities:
            Inventories                                                     129,057        46,578
            Accounts payable                                                (67,496)       14,870
            Accrued compensation and accrued royalties                       43,914        65,770
                                                                          ---------     ---------
                   Net cash provided by (used in) operating activities        7,703       (15,979)
                                                                          ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of office equipment                                            (1,868)           --
                                                                          ---------     ---------
            Net cash used in investing activities                            (1,868)           --
                                                                          ---------     ---------

CASH FLOWS FROM FINANCING AND OTHER ACTIVITIES:
     Increase in payable to stockholder, officer                             12,371        16,265
                                                                          ---------     ---------
                   Net cash used in investing and other activities           12,371        16,265
                                                                          ---------     ---------

                   Net increase in cash                                      18,206           286

Cash and savings:
     Beginning of period                                                     13,749            --
                                                                          ---------     ---------

     End of period                                                        $  31,955     $     286
                                                                          =========     =========


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of August 31, 2003, the statement of operations for the three-month periods ended August 31, 2003 and 2002, and the condensed statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. Operating results for the three months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2004. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 2003 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2003 audited financial statements. The results of operations for the period ended August 31, 2003 are not necessarily indicative of the operating results for the full year.


Note 2.  Inventories:

         Inventories consist of the following:

                                                   August 31,      May 31,
                                                     2003           2003
                                                  -----------    ---------

            Raw materials                         $     2,906    $  14,422
            Finished goods and supplies               119,816      237,357
                                                  -----------    ---------

                 Totals                           $   122,722    $ 251,779
                                                  ===========    =========


Note 3.  Stockholders' Deficit:

         During the three months ended August 31, 2003, stockholders' deficit changed for net loss of $99,622.

                       JURAK CORPORATION WORLD WIDE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The Company has continued to increase its revenue from sales of its products. There were sales of $717,874 during the three months ended August 31, 2003, compared to $549,378 for the same period in 2002. There were cost of sales of $133,393 in 2003, and cost of sales in 2002 was $116,575; for a gross profit of $584,481 in 2003, compared to a gross profit of $432,803 in 2002. The cost of sales rose in the last year because the price of the ingredients of the product doubled, and because the Company changed to more pure botanicals.

         During the same period the Company expended selling, general, and administrative expenses of $651,538 in 2003 for a net loss of $99,622; in 2002 it expended selling, general and administrative expenses of $556,717 for a net loss of $150,197. The net loss in both years was $.01 per share.

                       JURAK CORPORATION WORLD WIDE, INC.

                             CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its President and Chief Financial Officer, of the effectiveness of the Company's "disclosure controls and procedures" as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and its President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

         There has been no change in the Company's internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION
                                    -----------------


ITEM 1.  LEGAL PROCEEDINGS.

    Not applicable.


ITEM 2.  CHANGES IN SECURITIES.

(a) Not Applicable.

(b) Not Applicable.

(c) Not Applicable.

(d) Not Applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

(a) Not Applicable.

(b) Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.


ITEM 5.  OTHER INFORMATION.

    Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

31. Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

(b) Reports on Form 8-K

    We did not file any reports on Form 8-K during the quarter ended August 31, 2003.

+   Filed herewith.

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        JURAK CORPORATION WORLD WIDE, INC.



Date October 21, 2003                   By: /s/ Anthony Carl Jurak
                                            ----------------------------------
                                            Anthony Carl Jurak
                                            Chairman of the Board and Director