Form 10QSB
period 2003-11-30
JURAK CORP WORLD WIDE INC
filed 2004-01-14
CIK 1060888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 November 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to __________________________________

Commission File Number                                 333-61801

JURAK CORPORATION WORLD WIDE, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	88-0407679

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1181 Grier Drive, Suite C, Las Vegas, NV 89119-3746

(Address of principal executive offices)
(702) 914-9688

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes        X                    No

31,055,500 Common Shares were outstanding as of January 14, 2004

JURAK CORPORATION WORLD WIDE, INC.

I N D E X

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets
	November 30, 2003 (Unaudited) and
	May 31, 2003	1
	Statements of Operations
	Three months ended November 30,
	2003 and 2002 (Unaudited) and Six Months
	Ended November 30, 2003 and 2002 (Unaudited)	2
	Condensed Statements of Cash Flows
	Six months ended November 30,
	2003 and 2002 (Unaudited)	3
	Selected Notes to Condensed Financial
	Statements (Unaudited)	4
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	5
Item 2.	Controls and Procedures	6
PART II.	OTHER INFORMATION
Item 1.	Legal Proceeding	7
Item 2.	Changes in Securities	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 5.	Other Information	7
Item 6.	Exhibits and Reports on Form 8-K
	(a) Exhibits	7
	(b) Reports on Form 8-K	7

Part I.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

JURAK CORPORATION WORLD WIDE, INC.

CONDENSED BALANCE SHEETS

	November 30, 2003	May 31, 2003
	(Unaudited)	(Audited)
ASSETS
Cash (including savings)	$92,320	$13,749
Inventories	100,197	251,779

Total current assets	192,517	265,528
Property, plant and equipment – net	20,300	15,808
Other assets	64,544	64,544

	$277,361	$345,880

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion of capital lease obligation	$1,993	$—
Accounts payable	234,741	331,662
Accrued compensation	643,559	497,238
Accrued royalties	316,684	235,736
Note payable to stockholder	50,000	50,000
Payable to stockholder, officer	1,313,875	1,390,066

Total current liabilities	2,560,852	2,504,702
Capital lease obligation, net of current portion	4,586	—

Total liabilities	2,565,438	2,504,702

STOCKHOLDERS’ DEFICIT:
Common stock	31,056	31,056
Additional paid-in capital	553,630	553,630
Accumulated deficit	(2,872,763)	(2,743,508)

	(2,288,077)	(2,158,822)

	$277,361	$345,880

Note:	The balance sheet at May 31, 2003 has been taken from the audited financial statements at that date, and has been condensed.

See Notes to Condensed Financial Statements.

JURAK CORPORATION WORLD WIDE, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30		Six Months Ended November 30
	2003	2002	2002	2003
Sales	$721,069	$655,472	$1,410,700	$1,204,850
Cost of sales	161,349	86,594	338,229	218,988

Gross profit	559,720	568,878	1,072,471	985,862
Selling, general and administrative expense	562,660	603,095	1,142,468	1,143,993

Loss from operations	(2,940)	(34,217)	(69,997)	(158,131)

Other income (expense):
Interest income	32	10	37	20
Interest expense	(26,725)	(26,248)	(59,295)	(52,541)

	(26,693)	(26,238)	(59,258)	(52,521)

Loss before income taxes	(29,633)	(60,455)	(129,255)	(210,652)
Income taxes	—	—	—	—

Net loss	$(29,633)	$(60,455)	$(129,255)	$(210,652)

Loss per common share	$(.01)	$(.01)	$(.01)	$(.01)

Loss per common share assuming dilution	$(.01)	$(.01)	$(.01)	$(.01)

Weighted average outstanding shares	31,055,500	31,055,500	31,055,500	31,055,500

See Notes to Condensed Financial Statements.

JURAK CORPORATION WORLD WIDE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended November 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,255)	$(210,652)
Depreciation	2,100	14,000
Interest added to payable to stockholder, officer	57,783	52,542
Changes in current assets and liabilities:
Inventories	151,582	21,328
Accounts payable	(96,921)	21,082
Accrued compensation and accrued royalties	114,858	102,114

Net cash provided by (used in) operating activities	100,147	414

CASH FLOWS FROM FINANCING AND OTHER ACTIVITIES:
Checks issued in excess of bank balance	—	(10,423)
Increase (decrease) on payable to stockholder, officer	(21,576)	13,739

Net cash used in financing and other activities	(21,576)	3,316

Net increase in cash	78,571	3,730
Cash and savings:
Beginning of period	13,749	—

End of period	$92,320	$3,730

Supplemental cash flow disclosures
Cash paid for interest and taxes	$—	$—
Noncash investing and financing activities
Capital lease obligation acquisition of equipment	$6,579	$—

See Notes to Condensed Financial Statements.

JURAK CORPORATION WORLD WIDE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Condensed Financial Statements:

The condensed balance sheet as of November 30, 2003, the statement of operations for the three-month and six-month periods ended November 30, 2003 and 2002, and the condensed statements of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2003 audited financial statements. The results of operations for the period ended November 30, 2003 are not necessarily indicative of the operating results for the full year.

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current quarter financial statements. These reclassifications had no effect on net loss or stockholders’ deficit.

Note 2.	Inventories:

Inventories consist of the following:

	November 30, 2003	May 31, 2003
Raw materials	$6,317	$14,422
Finished goods	93,880	237,357

Totals	$100,197	$251,779

Note 3.	Stockholders’ Deficit:

During the six months ended November 30, 2003, stockholders’ deficit changed for net loss of $129,255.

On October 14, 2003, the Company declared a 2-for-1 stock split. As a result of the split, 15,527,750 additional shares were issued and additional paid-in capital was reduced by $15,528. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split.

Note 4.	Subsequent Event:

Subsequent to the end of the second quarter, the Company has initiated a private placement from a third party for 1,000,000 shares of the Company’s stock at the price of $1.00 per share. The placement includes a warrant that is attached to each share exercisable at $1.25 per share for two years from the date of subscription.

Management intends to obtain additional equity capital through the private placement offering to meet its existing cash obligations, however, there can be no assurance that the private placement will close on terms favorable to the Company.

JURAK CORPORATION WORLD WIDE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The Company has continued to increase its revenue from sales of its products. There were sales of $721,069 during the three months ended November 30, 2003, compared to $655,472 for the same period in 2002. There were cost of sales of $161,349 in 2003, and cost of sales in 2002 was $86,594, for a gross profit of $559,720 in 2003, compared to a gross profit of $568,878 in 2002. The primary reason for the increased cost of sales is foreign currency, most of the raw material is purchased in Canada. During the same period the Company expended selling, general, and administrative expenses of $603,095 in 2002 for a net loss of $60,455; in 2003 it expended selling, general and administrative expenses of $562,660 for a net loss of $29,633. The lower selling, general and administrative costs are the result of cost cutting by the Company. The net loss for both years was $.01 per share.

        There were sales of $1,410,700 during the six months ended November 30, 2003, compared to $1,204,850 for the same period in 2002. There were cost of sales of $338,229 in 2003, and cost of sales in 2002 was $218,988, for a gross profit of $1,072,471 in 2003, compared to a gross profit of $985,862 in 2002. The primary reason for the increased cost of sales is foreign currency, most of the raw material is purchased in Canada. During the same period the Company expended selling, general, and administrative expenses of $1,143,993 in 2002 for a net loss of $210,652; in 2003 it expended selling, general and administrative expenses of $1,142,468 for a net loss of $129,255. The net loss for both years was $.01 per share.

        The Company has started a private placement of its shares for 1,000,000 shares at a price of $1.00 per share, that also includes a warrant to purchase one share at a price of $1.25 per share for a period of two years from the date of subscription. This is an effort to increase cash. There can be no assurance that the private placement will be successful.

JURAK CORPORATION WORLD WIDE, INC.

CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its President and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and its President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

        There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

31.  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

(b)  Reports on Form 8-K

The Company filed Form 8-K on October 15, 2003. The Company declared a 2-for-1 split on October 14, 2003.

+ Filed herewith.

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JURAK CORPORATION WORLD WIDE, INC.
Date: January 14, 2004.	/s/ Anthony Carl Jurak

Anthony Carl Jurak Chairman of the Board and Director Chief Executive Officer and Chief Financial Officer