Form 10QSB
period 2004-02-29
JURAK CORP WORLD WIDE INC
filed 2004-04-15
CIK 1060888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 February 29, 2004

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
Yes        X                    No

31,055,500 Common Shares were outstanding as of April 14, 2004

JURAK CORPORATION WORLD WIDE, INC.

I N D E X

PART I.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

JURAK CORPORATION WORLD WIDE, INC.

CONDENSED BALANCE SHEETS

	February 29, 2004	May 31, 2003
	(Unaudited)	(Audited)
ASSETS
Cash (including savings)	$52,035	$13,749
Inventories	53,423	251,779
Prepaid expenses	28,572	—

Total current assets	134,030	265,528
Property, plant and equipment – net	24,707	15,808
Other assets	83,608	64,544

	$242,345	$345,880

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion of capital lease obligation	$1,807	$—
Accounts payable	178,392	331,662
Accrued compensation	628,170	497,238
Accrued royalties	354,559	235,736
Note payable to stockholder	50,000	50,000
Payable to stockholder, officer	1,270,262	1,390,066

Total current liabilities	2,483,190	2,504,702
Capital lease obligation, net of current portion	3,934	—

Total liabilities	2,487,124	2,504,702

STOCKHOLDERS’ DEFICIT:
Common stock	32,056	31,056
Additional paid-in capital	1,552,630	553,630
Stock subscription receivable	(925,000)	—
Accumulated deficit	(2,904,465)	(2,743,508)

	(2,244,779)	(2,158,822)

	$242,345	$345,880

Note:     The balance sheet at May 31, 2003 has been taken from the audited financial statements at that date, and has been condensed.

See Notes to Condensed Financial Statements.

JURAK CORPORATION WORLD WIDE, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Sales	$623,414	$681,641	$2,034,114	$1,886,491
Cost of sales	106,361	34,401	444,590	253,390

Gross profit	517,053	647,240	1,589,524	1,633,101
Selling, general and administrative expense	521,315	641,264	1,663,783	1,785,256

Income (loss) from operations	(4,262)	5,976	(74,259)	(152,155)

Other income (expense):
Interest income	38	30	75	50
Interest expense	(27,478)	(27,028)	(86,773)	(79,569)

	(27,440)	(26,998)	(86,698)	(79,519)

Loss before income taxes	(31,702)	(21,022)	(160,957)	(231,674)
Income taxes	—	—	—	—

Net loss	$(31,702)	$(21,022)	$(160,957)	$(231,674)

Loss per common share	$(0)	$(0)	$(.01)	$(.01)

Loss per common share assuming dilution	$(0)	$(0)	$(.01)	$(.01)

Weighted average outstanding shares	31,055,773	31,055,500	31,056,324	31,055,500

See Notes to Condensed Financial Statements.

JURAK CORPORATION WORLD WIDE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	February 28, 2004	February 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(160,957)	$(231,674)
Depreciation	6,100	15,000
Interest added to payable to stockholder, officer	84,897	79,079
Changes in current assets and liabilities:
Inventories	198,356	(49,863)
Prepaid expenses	(28,572)
Accounts payable	(153,270)	(1,693)
Accrued compensation and accrued royalties	135,188	153,989

Net cash provided by (used in) operating activities	81,742	(35,162)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(8,420)
Other assets	(19,064)	35,000

Net cash used in investing	(27,484)	35,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Checks issued in excess of bank balance	—	(10,423)
Payments on capital lease obligation	(838)
Proceeds from issuance of common stock	75,000
Increase (decrease) on payable to stockholder, officer	(90,134)	42,474

Net cash used in financing activities	(15,972)	32,051

Net increase in cash	38,286	31,889
Cash and savings:
Beginning of period	13,749

End of period	$52,035	$31,889

See Notes to Condensed Financial Statements.

JURAK CORPORATION WORLD WIDE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Condensed Financial Statements:

The condensed balance sheet as of February 29, 2004, the statement of operations for the three-month and nine-month periods ended February 29, 2004 and February 28, 2003, and the condensed statements of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 29, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2003 audited financial statements. The results of operations for the period ended February 29, 2004 are not necessarily indicative of the operating results for the full year.

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current quarter financial statements. These reclassifications had no effect on net loss or stockholders’ deficit.

Note 2.	Inventories:

Inventories consist of the following:

	February 29, 2004	May 31, 2003
Raw materials	$10,720	$14,422
Finished goods	42,703	237,357

Totals	$53,423	$251,779

Note 3.	Stockholders’ Deficit:

During the nine months ended February 29, 2004, stockholders’ deficit changed for net loss of $160,957.

On October 14, 2003, the Company declared a 2-for-1 stock split. As a result of the split, 15,527,750 additional shares were issued and additional paid-in capital was reduced by $15,528. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split.

JURAK CORPORATION WORLD WIDE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Note 4.	Private Placement:

During the quarter ended February 29, 2004, the Company initiated a private placement for 1,000,000 shares of the Company’s stock at the price of $1.00 per share. The placement includes a warrant that is attached to each share exercisable at $1.25 per share for two years from the date of subscription.

The Company received $75,000 for this placement as of February 29, 2004. Subsequent to February 29, 2004, the Company received an additional $120,000. The balance due the Company at February 29, 2004, of $925,000, is recorded as a stock subscription receivable.

JURAK CORPORATION WORLD WIDE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The Company had a decrease in its revenue from sales of its products. There were sales of $623,414 during the three months ended February 29, 2004, compared to $681,641 for the same period in 2003. There were cost of sales of $106,361 in 2004, and cost of sales in 2003 was $34,402, for a gross profit of $517,053 in 2004, compared to a gross profit of $647,240 in 2003. The increase in cost of sales in 2004 came from the introduction of a bottle size for sale, and the cost associated with it, and the production of an advertising video. During the same period the Company expended selling, general and administrative expenses of $521,315 in 2004 for a net loss of $31,702; in 2003 it expended selling, general and administrative expenses of $641,264 for a net loss of $21,022. The net loss for both years was $.0 per share.

        There were sales of $2,034,114 during the nine months ended February 29, 2004, compared to $1,886,491 for the same period in 2003. There were cost of sales of $444,590 in 2004, and cost of sales in 2003 was $253,390, for a gross profit of $1,589,524 in 2004, compared to a gross profit of $1,633,101 in 2003. During the same period the Company expended selling, general and administrative expenses of $1,663,783 in 2004 for a net loss of $160,957; in 2003 it expended selling, general and administrative expenses of $1,785,256 for a net loss of $231,674. The net loss for both years was $.01 per share.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5.   OTHER INFORMATION.

Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

31.	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

(b)	Reports on Form 8-K.

The Company filed Form 8-K on October 15, 2003. The Company declared a 2-for-1 split on October 14, 2003.

+ Filed herewith.

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JURAK CORPORATION WORLD WIDE, INC.
Date: April 14, 2004	/s/ Anthony Carl Jurak

Anthony Carl Jurak Chairman of the Board and Director Chief Executive Officer and Chief Financial Officer