Form 10KSB
period 2004-05-31
JURAK CORP WORLD WIDE INC
filed 2004-09-10
CIK 1060888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2004
Commission File No. 333-61801

JURAK CORPORATION WORLD WIDE, INC.
(Exact name of registrant as specified in its charter)

Minnesota	88-0407679
(State or other jurisdiction	(IRS Employer Identification No.)
of Incorporation or Organization)

1181 Grier Drive, Suite C
Las Vegas, Nevada 89119
(Address of principal executive office) (Zip Code)

Registrant’s telephone number: (702) 914-9688

Securities registered pursuant to Section 12(b) of the Act:
3,000,000 Shares Of Common Stock

Securities registered pursuant to Section 12(g) of the Act:
None

Common Stock, (no par value)
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on May 31, 2004, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $14,741,371.

31,267,581 shares of Registrant’s Common Stock, no par value were outstanding on May 31, 2004, prior to the effectiveness of the latest practicable date.

CONTENTS

		Page
PART I
Item 1.	DESCRIPTION OF BUSINESS	3

Item 2.	DESCRIPTION OF PROPERTY	6

Item 3.	LEGAL PROCEEDINGS	6

Item 4.	SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS	6

PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON
	EQUITY AND RELATED STOCKHOLDER
	MATTERS	6

Item 6.	MANAGEMENT'S DISCUSSION AND
	ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	7

Item 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	9

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	9

Item 8A.	CONTROLS AND PROCEDURES	9

PART III
Item 9.	DIRECTORS AND EXECUTIVE OFFICERS OF
	THE REGISTRANT	10

Item 10.	EXECUTIVE COMPENSATION	11

Item 11.	SECURITY OWNERSHIP OF CERTAIN
	BENEFICIAL OWNERS AND MANAGEMENT	11

Item 12.	CERTAIN RELATIONSHIPS AND RELATED
	TRANSACTIONS	12

PART IV
Item 13.	EXHIBITS AND REPORTS ON FORM 8-K	12

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	12

PART I

Item 1. – DESCRIPTION OF BUSINESS

        The Jurak Classic Whole Body Tonic was first developed in 1945 by Carl Jurak, the father of the founder of the Company. The tonic is a blend of medicinal herbs, and other ingredients. The corporation was formed in Minnesota on November 1, 1997.

        There are 30 separate ingredients to the tonic, all of them readily available from suppliers in Canada, the United States and France. The Jurak Classic Whole Body Tonic is supplied in bottles of one fluid oz and 42 fluid oz. The one fluid oz bottles come in boxes of 35 bottles.

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

        The Congress of the United States established standards governing dietary supplements when it enacted the Dietary Supplement Health and Education Act (DSHEA) in 1994. The focus of DSHEA has been to limit the authority of the FDA over dietary supplements. Now the DSHEA regulations, effective March 23, 1999, require certain additional labeling, all of which the tonic product contains. The display panel for the Company states: “Jurak Classic Whole Body Tonic Dietary Supplement,” “Corrective and Digestive Herbal and Mineral Supplement.” It adds “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to cure, mitigate, treat or prevent any disease.” The labeling also includes nutritional labeling, including the Latin name and plant part.

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

        The Company competes in the dietary supplement business, but there are few companies selling products similar to the product of the Company. One slightly similar product is Matol, for which Mr. Jurak worked for several years. Mr. Jurak has no present connection with Matol except as a shareholder. He is the holder of 2,000,000 preferred shares, which is one half of the preferred shares. His preferred shares issued, however, have no voting rights. Matol is based upon, but is a variation of, one of the many formulas of Carl Jurak. Matol’s product is sold in the United States as KM, which is sold as a Potassium Mineral Supplement. There is at least one other product that is very similar to Matol, BOTANOL, which is sold as an improvement to KM. The formula used for the Jurak Classic Whole Body Tonic is different from those two in that it contains a greater quantity of herbs and minerals, and the herbs in them are not all tonic herbs, as is the case with the product of the Company, are not bi-directional and would not act to balance the systems in the body. The Company feels that any litigation from either of the other two products is remote. The Company has no patents and has applied for trademarks for its products and logos.

        The Jurak Classic Whole Body Tonic is the only product of the Company at this time. However Carl Jurak developed several formulas, and some of them were manufactured and sold many years ago. There is a variety of organ specific herbal tablets and liquids as well as salves, ointments and liniments. The cost to develop them is minimal because the cost will be to prepare pilot batches, test them, and determine whether the product’s ingredients and proposed labeling comply with FDA requirements.

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

        Network marketing is known for persons switching to another company with a better idea. The strategy of including the Company’s distributors as shareholders is to keep the distributors close to the Company for a long time, and build into the future.

        Also with a consultant the Company has developed custom designed software to interface with the sales and bonus system. The software also processes currencies of other countries so that when there is expansion into other countries the system will be able to handle the volume.

        Through Eagle Payment Solutions, the Company has obtained merchant credit card processing capabilities with Moneris Solutions.

        The Company has a license royalty agreement, with an entity controlled by Mr. Jurak. The agreement provides that 8% of net sales, as defined in the agreement, are paid to the entity, to be used for charitable purposes. The amount expensed for the years ended May 31, 2004 and 2003 was $165,000 and $143,400, respectively, and these are included in amounts payable to related party.

        The Company has nine full time employees, and one part time employee, none are represented by a labor organization. The 10 employees do not include independent distributors.

Item 2. – DESCRIPTION OF PROPERTY.

Facilities

        The Company has leases 8,500 square feet of office space in Las Vegas, Nevada for its offices and warehouse, at a monthly rental of approximately $6,700, plus operating expenses. The warehouse will be used to hold and distribute the Company’s products. A part of the warehouse may be used for a research and development laboratory. The Company believes its present facilities are adequate for its current level of operation.

Item 3. – LEGAL PROCEEDINGS.

        None

Item 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There was an annual meeting of shareholders held on July 18, 2004. At the meeting Anthony Jurak and Roger Theriault were elected to the Board of Directors and Virchow, Krause & Company, LLP were retained as independent auditors.

PART II

Item 5. – MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company’s common stock has been traded since February 16, 2000 on the OTC Bulletin Board, before that time there was no activity. As of May 31, 2004 the following brokerage firms were making a market in the Company’s common stock: Jill Thompson Magid & Co., Sharpe Capital, Inc., and Knight Securities, Inc.

        The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.

	Price per Share

	High	Low

Fiscal year 2003
First quarter (June 1, 2002	$.62	$.62
through August 31, 2002)

Second quarter (September 1, 2002	$.62	$.62
through November 30, 2002)

Third quarter (December 1, 2002	$.62	$.62
through February 28, 2003)

Fourth quarter (March 1, 2003	$1.50	$1.50
through May 31, 2003)

Fiscal year 2004
First quarter (June 1, 2003	$.75	$.20
through August 31, 2003)

Second quarter (September 1, 2003	$1.75	$.75
through November 30, 2003)

Third quarter (December 1, 2004	$1.80	$1.75
through February 28, 2004)

Fourth quarter (March 1, 2004	$1.81	$1.50
through May 31, 2004)

        There have never been any dividends, cash or otherwise, paid on the common shares of the Company. Stockholders of record on May 31, 2004 totaled 50.

        During the year ended May 31, 2004, we sold 195,000 shares of Common Stock at $1.00 per share to one accredited investor. For each share purchased, exercisable at $1.25 per share for two years from the date of purchase. For this issuance, we relied on Rule 506 of Regulation D for an exemption from registration requirements.

Item 6. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

        The Company had revenue from sales of its products at May 31, 2003 of $2,583,355, and in the year ended May 31, 2004 sales were $2,691,915. During the same period the Company expended general, administrative and operating expenses of $2,519,600 in 2003, compared to expenses of $2,312,192 in 2004. There was a net loss of $558,916 in 2003, compared to a net loss of $409,950 in 2004. The general, administrative and pre-operating expenses included consulting expenses for Food and Drug Administration advice, computer consultants, hardware and software, raw materials, travel, office, telephone expenses, legal fees, rent and wages.

Liquidity and Capital Resources

        The Company has financed its operations with equity capital, and raised a total of $798,817. In addition a stockholder has advanced $1,324,116 to the Company. The business the Company is engaged in is not capital intensive, and the Company hopes to be able to finance its future operations from the cash flow from sales of the products of the Company. The business of the Company is not capital intensive because it does not need to purchase any machinery, the costs of the raw material is negligible, and, because all sales will be by check or credit card, there are no significant accounts receivable.

        During the year ended May 31, 2004 the Company started a private placement of 1,000,000 of its shares at a price of $1.00 per share. At May 31, 2004, 195,000 of the shares had been sold and issued. The private placement includes a warrant for each share purchased, exercisable at $1.25 per share for two years from the date of purchase.

Product Research and Development

        The Company does not anticipate conducting any product research and development during the next 12 months that would require significant capital.

Purchases or Sale of Plant and Equipment

        The Company anticipates that it will not need any purchases of plant or equipment in the near future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        See note 1 to the financial statements.

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

        General

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the valuation of inventory and the liability for the stock bonus plan. Actual amounts could differ from these estimates.

        Inventory Valuation

        As noted in Note 1 of the Notes to the Financial Statements, inventories consist primarily of raw materials, finished goods and supplies and are valued at the lower of cost or market (first-in, first-out method).

        Stock Bonus Plan

        As noted in Note 8 of the Notes to the Financial Statements, distributors are awarded points based on sales which will be redeemable for shares of the Company. The amount of the liability for this plan at May 31, 2004 is approximately $217,321.

Item 7. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements are attached following Item 14.

Item 8. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

Item 8A. – CONTROLS AND PROCEDURES.

        It is the responsibility of the chief executive officer and chief financial officer to ensure the company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The company’s disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly and quarterly results, periodic business reviews, and an established system of internal controls.

        The chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures as of the end of the fiscal year, and have concluded the controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

        Additionally, there have been no material changes to the Company’s system of internal controls or changes in other factors affecting the operation of the internal controls in the year since Jurak Corporation World Wide management last evaluated the system of internal controls in conjunction with the preparation of financial statements for the year ended May 31, 2004.

PART III

Item 9. – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The executive officers and directors of the Company, with a brief description, are as follows:

Name	Age	Position
Anthony Carl Jurak	66	Chairman, Secretary

Roger Theriault	58	President, Director

Maria Jose Guedes	35	Vice President of Operations, Assistant
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

        Roger Theriault, Mr. Theriault is the President and a Director of the Company. Mr. Theriault was the Director of National Sales for Shaklee Canada from 1979 to 1984. During that time he was mostly involved in marketing of the Company’s products, he was responsible for three regional sales managers and more than 100,000 distributors. He was the founder of Nova Sante Pacific International where he worked form 1989 to 1994. Since 1995 he has been a consultant to Triple Gold (Ecuador), Radical Advance Technologies and CiDem (France).

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

         The shareholders and directors are evaluating the expansion needs of the Board of Directors and related audit committee including adding a financial expert. The audit committee does not currently have a financial expert.

Item 10. – EXECUTIVE COMPENSATION.

        There are no officers or directors that received compensation in excess of $100,000 or more during the last year. Management has taken no remuneration to date, except as noted in Certain Transactions. There is a liability to Mrs. Guedes and her husband of $80,840 at May 31, 2004 and $63,665 at May 31, 2003 for compensation that bears no interest.

Item 11. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        There are presently 31,267,581 shares of the Company’s common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company’s common stock, and the officers and directors of the Company.

Name	Shares of Common Stock	Percentage of Ownership

Anthony Carl Jurak (1)	18,440,000	59%

Roger Theriault	3,000,000	10%

All officers and directors	21,440,000	69%
as a group

(1)    Mr. Jurak’s shares are in the name of Jurak Holdings, Ltd.

Item 12. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Beginning in September, 1997, before the Company was incorporated, the founder of the Company, Anthony Carl Jurak, began paying expenses for the start of the Company. The expenses paid were done by the personal credit cards of Mr. Jurak. He has advanced to the Company or requested reimbursement for $1,324,116 and $1,440,066 as of May 31, 2004 and 2003, respectively. Interest on the advances is at 8% and a total of $96,143 and $103,097 was charged to operations for the years ended May 31, 2004 and 2003, respectively.

        The Company expensed $136,212 to Jurak Holdings, Ltd. in 2004 for consulting fees, in lieu of compensation to Mr. Jurak, Mr. Theriault, and a computer consultant. There is a liability of $134,872 at May 31, 2004, and $141,859 at May 31, 2003 for Mr. Theriault, at no interest.

PART IV

Item 13. – EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit No.

31.1	Certification of Anthony Jurak pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification of Anthony Jurak pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

        All other exhibits are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

(b)	Reports on Form 8-K

No report was filed on Form 8-K during the fourth quarter ended May 31, 2004.

Item 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The Company paid its auditor, Virchow, Krause & Company, LLP, audit and related fees of $27,380, tax and related fees of $6,225 for a total of $33,605 in the past year.

(a)	Attached are the Financial Statements and Report of Independent Registered Public Accounting Firm as of and for the years ended May 31, 2004 and May 31, 2003.

The audit committee prior to filing any Form 10-QSB or 10-KSB approves the filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. All fees paid to our independent auditors are pre-approved by the audit committee. These services may include audit services, audit-related services, tax services and other services.

JURAK CORPORATION
WORLD WIDE, INC.

FINANCIAL REPORT

MAY 31, 2004 AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Jurak Corporation World Wide, Inc.

        We have audited the accompanying balance sheets of Jurak Corporation World Wide, Inc., a Minnesota corporation, as of May 31, 2004 and 2003, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements present fairly, in all material respects, the financial position of Jurak Corporation World Wide, Inc. as of May 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
July 9, 2004

JURAK CORPORATION WORLD WIDE, INC.

BALANCE SHEETS
May 31, 2004 and 2003

	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$—	$13,749
Inventories	96,149	251,779
Prepaid expenses	41,456	—

Total current assets	137,605	265,528
RESTRICTED CASH	35,544	35,644
DEPOSITS	25,554	28,900
OFFICE FURNISHINGS AND EQUIPMENT, less
accumulated depreciation and amortization 2004 $109,476; 2003 $100,941	33,441	15,808

	$232,144	$345,880

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Checks issued in excess of bank balance	$65,736	$—
Current portion-capital lease obligations	5,156	—
Accounts payable	280,816	331,662
Accrued compensation	500,143	497,238
Accrued royalties	400,736	235,736
Payable to stockholder, officer	1,324,116	1,440,066

Total current liabilities	2,576,703	2,504,702
LONG-TERM LIABILITIES:
Capital lease obligations, net of current portion	10,082	—

Total liabilities	2,586,785	2,504,702

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, par value $.001 per share,
50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $.001 per share, 150,000,000 shares
authorized, 31,267,581 and 31,055,500 shares issued and outstanding
at May 31, 2004 and 2003, respectively	31,268	31,056
Additional paid-in capital	767,549	553,630
Accumulated deficit	(3,153,458)	(2,743,508)

Total stockholders' deficit	(2,354,641)	(2,158,822)

	$232,144	$345,880

See Notes to Financial Statements.

JURAK CORPORATION WORLD WIDE, INC.

STATEMENTS OF OPERATIONS
Years Ended May 31, 2004 and 2003

	2004	2003
Sales	$2,691,915	$2,583,355
Cost of sales	692,512	523,735

Gross profit	1,999,403	2,059,620
Selling, general and administrative expenses	(2,312,192)	(2,519,600)
Interest expense	(97,643)	(104,347)
Other income (expense)	482	5,411

Net loss	$(409,950)	$(558,916)

Basic loss per common share	$(.01)	$(.02)

Diluted loss per common share	$(.01)	$(.02)

Weighted average outstanding common shares	31,104,962	31,055,500

See Notes to Financial Statements.

JURAK CORPORATION WORLD WIDE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended May 31, 2004 and 2003

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount
Balance, May 31, 2002	31,055,500	$31,056	$553,630	$(2,184,592)
Net loss	—	—	—	(558,916)

Balance, May 31, 2003	31,055,500	31,056	553,630	$(2,743,508)
Stock issuance	212,081	212	213,919	—
Net loss	—	—	—	(409,950)

Balance, May 31, 2004	31,267,581	$31,268	$767,549	$(3,153,458)

See Notes to Financial Statements.

JURAK CORPORATION WORLD WIDE, INC.

STATEMENTS OF CASH FLOWS
Years Ended May 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(409,950)		$(558,916)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	8,535		7,500
Changes in operating assets and liabilities:
Inventories	155,630		(152,151)
Prepaid expenses	(41,456)		—
Deposits	3,346		—
Accounts payable	(50,846)		274,188
Accrued compensation and accrued royalties	187,036		298,075

Net cash used in operating activities	(147,705)		(131,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(9,300)		(4,670)
Decrease in restricted cash	100		35,000

Net cash provided by (used in) investing activities	(9,200)		30,330

CASH FLOWS FROM FINANCING ACTIVITIES:
Checks issued in excess of bank balance	65,736		(10,423)
Stock issuance	195,000		—
Payments on capital lease obligations	(1,630)		—
Change in payable to stockholder, officer	(115,950)		125,146

Net cash provided by financing activities	143,156		114,723

Increase (decrease) in cash	(13,749)		13,749
Cash:
Beginning	13,749		—

Ending	$—		$13,749

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$—		$1,250

Equipment obtained through capital leases	$16,868		$—

Conversion of accrued compensation to common stock	$19,131	$

See Notes to Financial Statements.

JURAK CORPORATION WORLD WIDE, INC.

NOTES TO FINANCIAL STATEMENTS
May 31, 2004 and 2003

Note 1.	Nature of Business and Summary of Significant Accounting Policies:

Nature of business:

Jurak Corporation World Wide, Inc. (the Company) was incorporated on November 3, 1997 in the State of Minnesota, is located in Las Vegas, Nevada, and markets its products throughout the U.S. and Canada. The Company manufactures and markets dietary and herbal supplement products.

A summary of the Company’s significant accounting policies follows:

Cash:

The Company maintains its cash in a high quality financial institution. The balances, at times, may exceed the federally insured limits.

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

Inventories:

Inventories are valued at the lower of cost (first-in, first-out method) or market and consist of the following:

	May 31
	2004	2003
Raw materials	$12,181	$14,422
Finished goods and supplies	83,968	237,357

	$96,149	$251,779

Office furnishings and equipment:

Office furnishings and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful life of three to seven years. Maintenance repairs and minor renewals are expensed when incurred.

Advertising:

The Company expenses advertising costs as they are incurred. Advertising costs were $25,105 and $9,879 for the years ended May 31, 2004 and 2003, respectively.

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

Carrying value of financial instruments:

The carrying value of the Company’s financial instruments approximates fair value at May 31, 2004 and 2003. The carrying amounts for cash, accounts payable, payable to stockholder and other accrued liabilities approximate fair value because of the short maturity of these instruments.

Estimates and assumptions:

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from Company estimates.

Loss per common share:

Loss per share is computed based on the weighted average number of common shares outstanding. There are no outstanding options or warrants that would be considered anti-dilutive.

Recent accounting pronouncements:

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”(FIN 46R). This standard replaces FIN 46, “Consolidation of Variable Interest Entities” that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The Company does not expect the adoption of FIN 46R to have a material effect on the Company’s financial statements.

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued):

Reclassifications:

Certain reclassifications have been made to the 2003 financial statements to conform to the classifications used in 2004. Such reclassifications had no effect on net loss or stockholders’ deficit.

Note 2.	Company’s Continued Existence:

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses and its liabilities exceed its assets. The Company intends to generate positive cash flows from operations through increased sales utilizing the network of distributors in place, issuance of additional stock, and obtain necessary capital through additional advances from the Company’s principal stockholder. To continue operations, the Company must raise additional capital. As noted in Note 5, the Company has initiated a private placement of common stock and a warrant for each share purchased. However, there can be no assurance the Company will be able to obtain capital in the private placement. The Company has no committed sources or arrangements for additional financing. The financial statements do not include any adjustment relating to recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue to exist. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

Note 3.	Capital Lease Obligations:

During the year, the Company entered into two capital leases for new computer equipment, expiring through April 2007. The leases bear interest at 5% and 25%. The obligations are collateralized by the equipment under lease. Total cost and accumulated amortization of the leased equipment was $16,868 and $1,687 at May 31, 2004. Amortization expense on the leased assets is included with depreciation expense.

Future minimum lease payments under capital lease and the net present value of the future minimum lease payments are as follows for the years ended May 31:

2005	$6,685
2006	6,685
2007	4,614

Total Future Minimum Lease Payments	17,984
Less Amount Representing Interest	(2,746)

Present value of Future Minimum Lease Payments	15,238
Less Current Portion	(5,156)

Long-Term Capital Lease Obligations	$10,082

Note 4.	Stockholder Rights:

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

Note 5.	Stock Transactions:

On October 14, 2003, the Company declared a 2-for-1 stock split. As a result of the split, 15,527,750 additional shares were issued and additional paid-in capital was reduced by $15,528. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split.

During the year ended May 31, 2004, the Company initiated a private placement for 1,000,000 shares of the Company’s stock at the price of $1.00 per share. At May 31, 2004, 195,000 shares had been issued related to the private placement. The placement includes a warrant for each share purchased and is exercisable at $1.25 per share for two years from that date.

Note 6.	Income Taxes:

For income tax purposes, pre-opening costs were deferred and are being amortized to expense in future tax returns. The (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

	May 31
	2004	2003
Expected (benefit) at statutory rate	$(83,000)	$(155,000)
Effect of graduated federal rates	8,000	12,500
Increase in valuation allowance	75,000	142,500

Increase in valuation allowance	$—	$—

The following is a summary of deferred taxes:

	May 31
	2004	2003
Deferred tax assets:
Net operating loss and related party accruals	$900,000	$825,000
Valuation allowance	(900,000)	(825,000)

Increase in valuation allowance	$—	$—

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur. The Company has federal net operating loss carry forwards of approximately $2,000,000 that expire through the year 2024.

Note 7.	Related Party Transactions:

The principal stockholder and related entities have advanced to the Company or requested reimbursement for $1,324,116 and $1,440,066 as of May 31, 2004 and 2003, respectively. Interest on the unsecured advances is at 8% and a total of $97,298 and $103,097 was charged to operations for the years ended May 31, 2004 and 2003, respectively, and is included in the payable to stockholder, officer amount at May 31, 2004 and 2003.

Note 8.	Commitments:

The Company rents office and warehouse space in Las Vegas, Nevada under terms of an operating lease which calls for a base monthly rental of approximately $6,700, increasing annually, plus operating expenses through June 2009. Rent expense plus operating expenses under this agreement for the years ended May 31, 2004 and 2003 was $119,500 and $77,000, respectively.

Minimum lease payments are the following for the years ending May 31:

2005	$73,535
2006	82,426
2007	84,899
2008	87,446
2009	83,593
Thereafter	6,700

Total Future Minimum Lease Payments	$418,599

The Company is offering 3,000,000 of its shares to its distributors under a plan whereby the distributors earn a stock bonus based on sales and “bonus points.” A distributor who purchases enough product for 160 points, sponsors three persons who each purchase enough product for 160 points and who in turn sponsor three additional persons who each purchase enough product for 160 points will receive 10 certificates valued at approximately $5.00 each. The number of certificates outstanding at May 31, 2004 and 2003 was 55,295 and 43,474, respectively. The aggregate value for certificates earned will be redeemable for shares at the current market price at the time of redemption. The shares of stock are restricted from sale for three years from the time of issuance. The liability for the bonus points of $217,321 at May 31, 2004 and 2003, is included in accrued compensation. In May of 2004, 17,081 shares were issued to various distributors.

The Company entered into an agreement with a bank whereby a certain amount must be deposited into a restricted cash account in exchange for credit card processing.

The Company has entered into an intellectual property license agreement with an entity related to the principal stockholder and to a separate foundation. The agreement calls for royalty payments to the entity and foundation that total 8% of “net sales price” subject to a minimum royalty fee to the entity related to the principal stockholder and other conditions as defined by the agreement. The minimum royalty fee for the years ended May 31, 2004 and 2003 were waived by the principal stockholder. The amount expensed for the years ended May 31, 2004 and 2003 was $165,000 and $143,400, respectively, and is included in accrued royalties at May 31, 2004 and 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized.

Dated September 7, 2004

JURAK CORPORATION WORLD WIDE, INC.

by /s/ Anthony Jurak
Anthony Jurak