Form 10QSB
period 2004-08-31
JURAK CORP WORLD WIDE INC
filed 2004-10-20
CIK 1060888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number:   333-61801

JURAK CORPORATION WORLD WIDE, INC.
(Exact name of registrant as specified in its charter)

Minnesota	88-0407679
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

1181 Grier Drive, Suite C, Las Vegas, NV 89119-3746
(Address of principal executive offices)

(702) 914-9688
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_     No

31,467,581 Common Shares were outstanding as of October 20, 2004

JURAK CORPORATION WORLD WIDE, INC.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets
	August 31, 2004 (Unaudited) and
	May 31, 2004	1

	Statements of Operations
	Three months ended August 31,
	2004 and 2003 (Unaudited)	2

	Condensed Statements of Cash Flows
	Three months ended August 31,
	2004 and 2003 (Unaudited)	3

	Selected Notes to Condensed Financial
	Statements (Unaudited)	4

Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	5

Item 3.	Controls and Procedures	6

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Changes in Securities	7

Item 3.	Defaults Upon Senior Securities	7

Item 4.	Submission of Matters to a Vote of Security Holders	7

Item 5.	Other Information	7

Item 6.	Exhibits and Reports on Form 8-K

	(a) Exhibits	7

	(b) Reports on Form 8-K	7

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

JURAK CORPORATION WORLD WIDE, INC.

CONDENSED BALANCE SHEETS

ASSETS	August 31, 2004	Restated May 31, 2004

	(Unaudited)	(Audited)

Cash (including savings	$ 26,044	$ —
Inventories	122,789	96,149
Prepaid expenses	16,255	156,130

Total current assets	165,088	252,279

Property, plant and equipment - net	33,147	33,441
Deposits	9,410	25,554
Restricted cash	35,544	35,544

	$ 243,189	$ 346,818

LIABILITIES AND STOCKHOLDERS' DEFICIT

Checks issued in excess of bank balance	$ —	$ 65,736
Current portion of capital lease obligations	5,236	5,156
Accounts payable	168,899	280,816
Accrued compensation	504,240	500,143
Accrued royalties	448,706	400,736
Payable to stockholder, officer	1,342,534	1,324,116

Total current liabilities	2,469,615	2,576,703

Capital lease obligation, net of current portion	8,771	10,082

Total liabilities	2,478,386	2,586,785

STOCKHOLDERS' DEFICIT:
Common stock	31,468	31,268
Additional paid-in capital	807,349	767,549
Accumulated deficit	(3,074,014)	(3,038,784)

	(2,235,197)	(2,239,967)

	$ 243,189	$ 346,818

Note:	The balance sheet at May 31, 2004 has been taken from the audited financial statements at that date, and has been condensed.

See Notes to Condensed Financial Statements.

JURAK CORPORATION WORLD WIDE, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended August 31

	2004	2003

Sales	$ 773,459	$ 717,874
Cost of sales	185,364	133,393

Gross profit	588,095	584,481

Selling, general and administrative expense	586,893	651,538

Income (loss) from operations	1,202	(67,057)

Other income (expense):
Interest income	—	5
Interest expense	(36,432)	(32,570)

	(36,432)	(32,565)

Loss before income taxes	(35,230)	(99,622)

Income taxes	—	—

Net loss	$ (35,230)	$ (99,622)

Loss per common share	$ (.00)	$ (.01)

Loss per common share assuming dilution	$ (.00)	$ (.01)

Weighted average outstanding shares	31,289,320	31,055,500

See Notes to Condensed Financial Statements.

JURAK CORPORATION WORLD WIDE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended August 31

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (35,230)	$ (99,622)
Depreciation	3,039	1,850
Changes in current assets and liabilities:
Inventories	(26,640)	129,057
Prepaid expenses	139,875	—
Accounts payable	(114,205)	(67,496)
Accrued compensation and accrued royalties	52,067	43,914

Net cash provided by (used in) operating activities	18,906	7,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	16,144	—
Purchase of office equipment	(457)	(1,868)

Net cash provided by (used in) investing activities	15,687	(1,868)

CASH FLOWS FROM FINANCING AND OTHER ACTIVITIES:
Checks issued in excess of bank balance	(65,736)	—
Cash received for issuance of common stock	40,000	—
Payments on capital lease obligations	(1,231)	—
Increase in payable to stockholder, officer	18,418	12,371

Net cash used in investing and other activities	(8,549)	12,371

Net increase in cash	26,044	18,206

Cash and savings:
Beginning of period	—	13,749

End of period	$ 26,044	$ 31,955

See Notes to Condensed Financial Statements.

JURAK CORPORATION WORLD WIDE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Condensed Financial Statements:

The condensed balance sheet as of August 31, 2004, the statement of operations for the three-month ended August 31, 2004 and 2003, and the condensed statements of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2004 audited financial statements. The results of operations for the period ended August 31, 2004 are not necessarily indicative of the operating results for the full year.

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current quarter financial statements. These reclassifications had no effect on net loss or stockholders' deficit.

Note 2.	Inventories:

Inventories consist of the following:

	August 31, 2004	May 31, 2004

Raw materials	$10,274	$12,181
Finished goods	112,515	83,968

Totals	$122,789	$96,149

Note 3.	Stockholders' Deficit:

During the three months ended August 31, 2004, stockholders' deficit changed for net income of $79,444.

JURAK CORPORATION WORLD WIDE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The Company had an increase in its revenue from sales of its products. There were sales of $773,459 during the three months ended August 31, 2004, compared to $717,874 for the same period in 2003. There were cost of sales of $185,364 in 2004, and cost of sales in 2003 was $133,393, for a gross profit of $588,095 in 2004, compared to a gross profit of $584,481 in 2003. The increase in cost of sales in 2004 came from the introduction of a bottle size for sale, and the cost associated with it, and the production of an advertising video. During the same period the Company expended selling, general, and administrative expenses of $586,893 in 2004 for a net loss of $35,230; in 2003 it expended selling, general and administrative expenses of $651,538 for a net loss of $99,622. The net loss of $.0 per share in 2004 and $(.01) in 2003.

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

(a)     Exhibits.

31.     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

(b)     Reports on Form 8-K

          The Company has not filed Form 8-K during the quarter ended August 31, 2004.

+ Filed herewith.

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JURAK CORPORATION WORLD WIDE, INC.

Date: October 20, 2004	By: /s/ Anthony Carl Jurak

Anthony Carl Jurak Chairman of the Board and Director Chief Executive Officer and Chief Financial Officer