Form 10QSB
period 2004-11-30
JURAK CORP WORLD WIDE INC
filed 2005-01-19
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           November  30, 2004
                               -------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                --------------------    -----------------------


Commission File Number                     333-61801
                       ---------------------------------------------------------


                       JURAK CORPORATION WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                   88-0407679
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

              1181 Grier Drive, Suite C, Las Vegas, NV 89119-3746
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 914-9688
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class                               Outstanding as of January 18, 2005
-----                               ----------------------------------

$0.001 par value                                 31,072,581
Restricted 144 stock                                848,384

                       JURAK CORPORATION WORLD WIDE, INC.


                                    I N D E X


                                                                            Page

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Condensed Balance Sheets
                     November 30, 2004 (Unaudited) and
                        May 31, 2004                                         1

                  Statements of Operations
                     Three months and six months ended November 30,
                        2004 and 2003 (Unaudited)                            2

                  Condensed Statements of Cash Flows
                     Six months ended November 30,
                        2004 and 2003 (Unaudited)                            3

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                                4-5


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          6

   Item 3.    Controls and Procedures                                        7


PART II.     OTHER INFORMATION

   Item 1.   Legal Proceeding

   Item 2.   Changes in Securities                                           8

   Item 3.   Defaults Upon Senior Securities                                 9

   Item 4.   Submission of Matters to a Vote of Security Holders             9

   Item 5.   Other Information                                               9

   Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits                                                   9

             (b)  Reports on Form 8-K                                        9

                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                       JURAK CORPORATION WORLD WIDE, INC.

                            CONDENSED BALANCE SHEETS

                                                                      Restated
                                                    November 30,       May 31,
ASSETS                                                  2004            2004
                                                    ------------     ----------
                                                     (Unaudited)     (Audited)
Inventories                                          $    72,210    $    96,149
Prepaid expenses                                          31,192        156,130
                                                     -----------    -----------
             Total current assets                        103,042        252,279

Property, plant and equipment - net                       33,547         33,441
Deposits                                                   9,410         25,554
Restricted cash                                           35,544         35,544
                                                     -----------    -----------
                                                     $   181,903    $   346,818
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Checks issued in excess of bank balance              $    12,488    $    65,736
Current portion of capital lease obligations               6,813          5,156
Accounts payable                                         128,541        280,816
Accrued compensation                                     268,354        500,143
Accrued royalties                                        481,152        400,736
Payable to related parties                             1,350,085      1,324,116
                                                     -----------    -----------
             Total current liabilities                   971,561      2,576,703

Capital lease obligation, net of current portion           9,383         10,082
                                                     -----------    -----------
             Total liabilities                         2,466,424      2,586,785
                                                     -----------    -----------


STOCKHOLDERS' DEFICIT:
    Common stock                                          31,468         31,268
    Additional paid-in capital                           807,349        767,549
    Accumulated deficit                               (3,123,338)    (3,038,784)
                                                     -----------    -----------
                                                      (2,284,521)    (2,239,967)
                                                     -----------    -----------

                                                     $   181,903    $   346,818
                                                     ===========    ===========


Note: The balance sheet at May 31, 2004 has been taken from the audited financial statements at that date, and has been condensed.

See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended                Six Months Ended
                                                     November 30                       November 30
                                              ----------------------------    ----------------------------
                                                  2004            2003            2004            2003
                                              ------------    ------------    ------------    ------------
Sales                                         $    499,396    $    721,069    $  1,272,855    $  1,410,700
Cost of sales                                      106,026         161,349         291,390         338,229
                                              ------------    ------------    ------------    ------------
        Gross profit                               393,370         559,720         981,465       1,072,471

Selling, general and administrative expense        409,187         562,660         996,080       1,142,468
                                              ------------    ------------    ------------    ------------
             Loss from operations                  (15,187)         (2,940)        (14,615)        (69,997)
                                              ------------    ------------    ------------    ------------

Other income (expense):
    Interest income                                   --                32            --                37
    Interest expense                               (33,507)        (26,725)        (69,939)        (59,295)
                                              ------------    ------------    ------------    ------------
                                                   (33,307)        (26,693)        (69,939)        (59,258)
                                              ------------    ------------    ------------    ------------

             Loss before income taxes              (49,324)        (29,633)        (84,554)       (129,255)

Income taxes                                          --              --              --              --
                                              ------------    ------------    ------------    ------------

             Net loss                         $    (49,324)   $    (29,633)   $    (84,554)   $   (129,255)
                                              ============    ============    ============    ============


Loss per common share                         $       (.00)   $       (.01)   $       (.00)   $       (.01)
                                              ============    ============    ============    ============

Loss per common share assuming dilution       $       (.00)   $       (.01)   $       (.00)   $       (.01)
                                              ============    ============    ============    ============

Weighted average outstanding shares             31,467,581      31,055,500      31,368,127      31,055,500
                                              ============    ============    ============    ============



See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Six Months Ended
                                                                         November 30
                                                                   ----------------------
                                                                     2004          2003
                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $ (84,554)   $(129,255)
    Depreciation                                                       6,177        2,100
    Changes in current assets and liabilities:
        Inventories                                                   23,939      151,582
        Prepaid expenses                                             124,938         --
        Deposits                                                      16,144         --
        Accounts payable                                            (152,275)     (96,921)
        Accrued compensation and accrued royalties                    58,235      114,858
                                                                   ---------    ---------
             Net cash provided by (used in) operating activities      (7,396)      42,364
                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of office equipment                                  (2,745)        --
                                                                   ---------    ---------
             Net cash provided by (used in) investing activities      (2,745)        --
                                                                   ---------    ---------



CASH FLOWS FROM FINANCING AND OTHER ACTIVITIES:
    Checks issued in excess of bank balance                          (53,248)        --
    Cash received for issuance of common stock                        40,000         --
    Payments on capital lease obligations                             (2,580)        --
    Increase in payable to related parties                            25,969       36,207
                                                                   ---------    ---------
             Net cash used in investing and other activities          10,141       12,371
                                                                   ---------    ---------

             Net increase in cash                                       --         78,571

Cash and savings:
    Beginning of period                                                 --         13,749
                                                                   ---------    ---------

    End of period                                                  $    --      $  92,320
                                                                   =========    =========



See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of November 30, 2004, the statement of operations for the three and six months ended November 30, 2004 and 2003, and the condensed statements of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 2004 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2004 audited financial statements. The results of operations for the period ended November 30, 2004 are not necessarily indicative of the operating results for the full year.

         Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current quarter financial statements. These reclassifications had no effect on net loss or stockholders' deficit.


         RECENT ACCOUNTING PRONOUNCEMENTS.

         SFAS No. 151.

         In November 2004, Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standard (SFAS) No. 151 "Inventory Costs" amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

         SFAS No. 153.

         In December 2004, FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

         SFAS No. 123R.

         In December 2004, FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the type of valuation model. FASB No. 123R is effective for small business issuers as of the beginning of interim or annual reporting periods that begin after December 15, 2005. The impact of SFAS NO. 123R has not been determined at this time.

Note 2.  Inventories:

         Inventories consist of the following:

                                          November 30,            May 31,
                                              2004                 2004
                                         --------------       --------------

                 Raw materials           $       23,757       $       12,181
                 Finished goods                  48,453               83,968
                                         --------------       --------------

                    Totals               $       72,210       $       96,149
                                         ==============       ==============

Note 3.  Stockholders' Deficit:

         During the three months ended November 30, 2004, stockholders' deficit changed for net loss of $84,554.

Note 4   Subsequent Event:

         In January 2005, the Company converted a portion of its debt and related accrued interest in the amount of $90,677 into capital stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

         Certain statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements may appear in a number of places in this report and can be identified by the use of terminology such as "anticipate," "believe," "estimate," "intend," "may," "could," "possible," "plan," "will," "forecast," and similar words or expressions. The Company's forward-looking statements generally relate to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration of any payment of dividends. Investors must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement.

General

         Jurak Corporation World Wide, Inc., a Minnesota corporation (the "Company") currently trades on the Over-the-Counter Bulletin Board under the symbol "JCWW".

Results of Operations

         For the Six-Month Period Ended November 30, 2004 Compared to the Six-Month Period Ended November 30, 2003.

         The Company incurred net losses of approximately ($84,554) for the six-month period ended November 30, 2004 compared to a net loss of approximately ($129,255) for the six-month period ended November 30, 2003 (a decrease of $44,701).

         During the six-month period ended November 30, 2004, the Company generated $1,272,855 in gross revenues compared to $1,410,700 in gross revenues during the six-month period ended November 30, 2003 (a slight decrease of $137,845). Cost of sales decreased during the six-month period ended November 30, 2004 to $291,390 from $338,229 for the same period during 2003 (a decrease of $46,839. Therefore, during the six-month period ended November 30, 2004, gross profit was $981,465 compared to gross profit of $1,072,471 during the six-month period ended November 20, 2003 (a decrease of $91,006). Management of the Company believes that the decrease in gross revenues and resulting decrease in gross profit resulted from the Company's customers who stocked up on product during a promotional period during the first quarter of 2004.

         During the six-month period ended November 30, 2004, the Company incurred $996,080 in selling, general and administrative expense compared to $1,142,468 in selling, general and administrative expense incurred during the six-month period ended November 30, 2003 (a decrease of $146,388). Interest expense of $69,939 was incurred during the six-month period ended November 30, 2004 compared to interest expense of $59,295 during the same period in 2003. Therefore, during the six-month period ended November 30, 2004, net loss was ($84,554) compared to a net loss of ($129,255) incurred during the six-month period ended November 30, 2003. Management of the Company anticipates that the profit margin will increase as the Company acquires new customers and continues to lower its cost of sales and selling, general and administrative expense.

         As a result of the above, the Company's net loss for the six-month period ended November 30, 2004 was approximately ($84,554) or ($0.00) per share.

         For the Three-Month Period Ended November 30, 2004 Compared to Three-Month Period Ended November 30, 2003.

         The Company incurred net losses of approximately ($49,324) for the three-month period ended November 30, 2004 compared to a net loss of approximately ($29,633) for the three-month period ended November 30, 2003 (an increase of $19,691).

         During the three-month period ended November 30, 2004, the Company generated $499,396 in gross revenues compared to $721,069 in gross revenues during the three-month period ended November 30, 2003 (a decrease of $221,673). Cost of sales decreased during the six-month period ended November 30, 2004 to $106,026 from $161,349 for the same period during 2003 (a decrease of $55,323. Therefore, during the three-month period ended November 30, 2004, gross profit was $393,370 compared to gross profit of $559,720 during the three-month period ended November 20, 2003 (a decrease of $166,350).

         During the three-month period ended November 30, 2004, the Company incurred $409,187 in selling, general and administrative expense compared to $562,660 in selling, general and administrative expense incurred during the three-month period ended November 30, 2003 (a decrease of $153,473). Interest expense of $33,507 was incurred during the three-month period ended November 30, 2004 compared to interest expense of $26,725 during the same period in 2003. Therefore, during the three-month period ended November 30, 2004, net loss was ($49,324) compared to a net loss of ($29,633) incurred during the three-month period ended November 30, 2003.

         As a result of the above, the Company's net loss for the three-month period ended November 30, 2004 was approximately ($49,324) or ($0.00) per share.

Liquidity and Capital Resources

         Six-Month Period Ended November 30, 2004

         The Company has historically had more expenses and cost of sales than income in each year of its operations. The accumulated deficit as restated May 31, 2004 was $3,038,784, and current liabilities are in excess of current assets. It has generally been able to maintain a positive cash position through financing activities.

         As of the six-month period ended November 30, 2004, the Company's current assets were $103,042 and its current liabilities were $971,561, which resulted in a working capital deficit of $868,519. As of the six-month period ended November 30, 2004, the Company's total assets were $181,903 consisting of:
(i) $72,210 in inventories; (ii) $31,192 in prepaid expenses; (iii) $35,544 in restricted cash; (iv) $9,410 in deposits; and (v) $33,547 in net valuation of property, plant and equipment.

         As of the six-month period ended November 30, 2004, the Company's total liabilities were $2,466,424 consisting of: (i) $1,350,085 payable to related parties; (ii) $481,152 in accrued royalties; (iii) $268,354 in accrued compensation; (iv) $128,541 in accounts payable; (v) $12,488 in checks issues in excess of bank balance; and (vi) $21,871 in current and long-term capital lease obligation.

         During the six-month period ended November 30, 2004, net cash flows used in operating activities was ($7,396) consisting primarily of a net loss of ($84,554), which was adjusted by $6,177 for depreciation, and ($152,275) in accounts payable, $124,939 in prepaid expenses, $23,939 in inventories and $58,235 in accrued compensation and accrued royalties.

         During the six-month period ended November 30, 2004, net cash flows used in investing activities was ($2,745) for the purchase of office equipment.

         During the six-month period ended November 30, 2004, net cash flows from financing activities was $10,141 consisting of ($53,248) in checks issued in excess of bank balance, an increase of $25, 969 in accounts payable to related parties, and $40,000 in cash received for issuance of common stock.

         The Company's future success and viability are dependent on the Company's ability to develop, provide and market its products and services, and the continuing ability to generate capital financing. Management is optimistic that the Company will be successful in its business operating and capital raising efforts, however, there can be no assurance that the Company will be successful in generation of substantial revenue or raising additional capital. The failure to generate substantial revenues or raise additional capital may have a material and adverse effect upon the Company and its shareholders.

         There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales. The primary source of liquidity in the future will be increased sales accounts in many categories. Additionally, existing accounts continue to expand the use of the Company's products resulting in higher revenues. In the event that sales do not increase the Company may have to seek additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of the Company.

ITEM 3.  CONTROLS AND PROCEDURES

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

         An evaluation was conducted under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as at November 30, 2004 pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and its President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Commission rules and forms.

         There has been no change in the Company's internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the six-month period ended November 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

         The Company and Maria Jose Guedes and Justino Almeida ("Investors"), entered into an agreement regarding the settlement of an aggregate amount of $90,677 in principal and accrued interest due and owing to Investors by the Company relating to previous advances provided by Investors to the Company (the "Debt"). Pursuant to the terms and provisions of the Agreement: (i) the Company agreed to settle the Debt by issuing to Investors 453,384 shares of its restricted common stock at the rate of $0.20 per share (which amount is based upon the average of the open and close price of $0.00 of the Company's shares of Common Stock traded on the OTC Bulletin Board between November 16, 2004 and December 29, 2004; and (ii) Investors agreed to convert the Debt and accept the issuance of the 453,384 shares of restricted common stock of the Company as full and complete satisfaction of the Debt. The Company issued the 453,384 shares of restricted common stock to Investors pursuant to the transactional exemption under Section 4(2) and Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). Investors acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         (a)      Not Applicable.

         (b)      Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934, Rule 13a-14(a) or 15d-14(a).

                  31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934, Rule 13a-14(a) or 15d-14(a).

                  32.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934, Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934, Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  The Company has not filed Form 8-K during the quarter ended November 30, 2004.


                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       JURAK CORPORATION WORLD WIDE, INC.



Date:  January 18, 2004                By: /s/ Anthony Carl Jurak
                                           ------------------------------------
                                           Anthony Carl Jurak
                                           Chairman of the Board and Director
                                           Chief Executive Officer and
                                           Chief Financial Officer