Form 10KSB/A
period 2004-05-31
JURAK CORP WORLD WIDE INC
filed 2005-02-01
CIK 1060888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Amendment No. 1 to
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

PURPOSE OF AMENDMENT NO. 1

        This Amendment No. 1 to the Company’s Annual Report on Form 10-KSB/A for the year ended May 31, 2004, which amends the Company’s Form 10-KSB originally filed on September 10, 2004, is being filed to restate the financial statements for a restatement of the year ended May 31, 2004 statement of operations and the balance sheet as of May 31, 2004.

        This amendment amends the filing to report as a prepaid expense a deposit on inventory that was not received by May 31, 2004 as a prepaid expense rather than a cost of sales. The effect of this restatement was to decrease the net loss reported for the year ended by $114,674 from a net loss of $(409,950) to $(295,276) and reduce cost of goods sold for the year ended May 31, 2004 by $114,674 from $692,512 to $577,838. The restatement did not impact the previously reported basic and diluted loss per common share. The restatement resulted in an increase in current assets and total assets by $114,674 as of May 31, 2004. Total current assets increased from $137,605 to $252, 279 and total assets increased from $232,144 to $346,818 as of May 31, 2004. Lastly, stockholders’ deficit changed by $114,674 from a stockholders’ deficit of $(2,354,641) to $2,239,967 as of May 31, 2004.

        Only Items 6 and 7 of Part II are being amended hereby and the Company has not included any items of this report not being amended. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

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

        The tonic is a herbal supplement. The ingredients of the tonic include chamomile, dandelion, licorice, passion flower, peppermint, saw palmetto, and celery seed .

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

Item 6. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

        The Company had revenue from sales of its products at May 31, 2003 of $2,583,355, and in the year ended May 31, 2004 sales were $2,691,915. During the same period the Company expended general, administrative and operating expenses of $2,519,600 in 2003, compared to expenses of $2,312,192 in 2004. There was a net loss of $558,916 in 2003, compared to a net loss of $295,276 in 2004. The general, administrative and pre-operating expenses included consulting expenses for Food and Drug Administration advice, computer consultants, hardware and software, raw materials, travel, office, telephone expenses, legal fees, rent and wages.

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

        As discussed in Note 9 to the financial statements, the Company has restated its balance sheet as of May 31, 2004 and the related statements of operations, stockholders’ deficit and cash flow for the year ended May 31, 2004 to record as a prepaid expenses an inventory deposit that was previously expensed.

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

Minneapolis, Minnesota
October 20, 2004

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

See Notes to Financial Statements.

JURAK CORPORATION WORLD WIDE, INC.

STATEMENTS OF CASH FLOWS
Years Ended May 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(409,950)	$(558,916)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	8,535	7,500
Changes in operating assets and liabilities:
Inventories	155,630	(152,151)
Prepaid expenses	(41,456)	—
Deposits	3,346	—
Accounts payable	(50,846)	274,188
Accrued compensation and accrued royalties	187,036	298,075

Net cash used in operating activities	(147,705)	(131,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(9,300)	(4,670)
Decrease in restricted cash	100	35,000

Net cash provided by (used in) investing activities	(9,200)	30,330

CASH FLOWS FROM FINANCING ACTIVITIES:
Checks issued in excess of bank balance	65,736	(10,423)
Stock issuance	195,000	—
Payments on capital lease obligations	(1,630)	—
Change in payable to stockholder, officer	(115,950)	125,146

Net cash provided by financing activities	143,156	114,723

Increase (decrease) in cash	(13,749)	13,749
Cash:
Beginning	13,749	—

Ending	$—	$13,749

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$—	$1,250

Equipment obtained through capital leases	$16,868	$—

Conversion of accrued compensation to common stock	$19,131	$—

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

Note 9.	Restatement:

The financial statements have been restated due to an error in the recording of an inventory deposit as cost of sales rather than a prepaid expenses as of May 31, 2004. The restatement reflects recoding as a prepaid expense a deposit on inventory that was not received by May 31, 2004 as a prepaid expense rather than a cost of sales. The effect of this restatement was to decrease the net loss reported for the year ended by $114,674 from a net loss of $(409,950) to $(295,276) and reduce cost of goods sold for the year ended May 31, 2004 by $114,674 from $692,512 to $577,838, The restatement did not impact the previously reported basic and diluted loss per common share. The restatement resulted in an increase in current assets and total assets by $114,674 as of May 31, 2004. Total current assets increased from $137,605 to $252, 279 and total assets increased from $232,144 to $346,818 as of May 31, 2004. Lastly, stockholders’ deficit changed by $114,674 from a stockholders’ deficit of $(2,354,641) to $2,239,967 as of May 31, 2004. The restatement had no impact on the cash flows for the year ended May 31, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized.

Dated January 28, 2005

JURAK CORPORATION WORLD WIDE, INC.

by /s/ Anthony Jurak
Anthony Jurak