Form 10QSB
period 2005-02-28
JURAK CORP WORLD WIDE INC
filed 2005-04-19
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               February 28, 2005
                              --------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                                --------------------    -----------------------


Commission File Number                     333-61801
                       ---------------------------------------------------------


                       JURAK CORPORATION WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                   88-0407679
-------------------------------            --------------------------------
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
Yes  X               No
   -----               -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class                               Outstanding as of February 28, 2005
-----                               -----------------------------------

$0.001 par value                                 31,088,883
Restricted 144 stock                                848,384

                       JURAK CORPORATION WORLD WIDE, INC.


                                    I N D E X


                                                                            Page

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Condensed Balance Sheets
                     February 28, 2005 (Unaudited) and
                        May 31, 2004                                         1

                  Statements of Operations
                     Three months and nine months ended February 28,
                        2005 and 2003 (Unaudited)                            2

                  Condensed Statements of Cash Flows
                     Nine months ended February 28,
                        2005 and 2004 (Unaudited)                            3

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                                4 - 5


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          6

   Item 3.    Controls and Procedures                                        7


PART II.     OTHER INFORMATION

   Item 1.   Legal Proceeding

   Item 2.   Changes in Securities                                           8

   Item 3.   Defaults Upon Senior Securities                                 8

   Item 4.   Submission of Matters to a Vote of Security Holders             8

   Item 5.   Other Information                                               8

   Item 6.   Exhibits and Reports on Form 8-K

             (a) Exhibits                                                    8

             (b) Reports on Form 8-K                                         8

                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                       JURAK CORPORATION WORLD WIDE, INC.

                            CONDENSED BALANCE SHEETS

                                                                      Restated
                                                    February 28,       May 31,
ASSETS                                                  2005            2004
                                                    ------------     ----------
                                                     (Unaudited)     (Audited)

Cash                                                 $     7,699    $      --
Accounts receivable                                        1,494           --
Inventories                                          $    72,195    $    96,149
Prepaid expenses                                          19,601        156,130
                                                     -----------    -----------
             Total current assets                        100,989        252,279

Property, plant and equipment - net                       29,575         33,441
Deposits                                                   9,410         25,554
Restricted cash                                           35,544         35,544
                                                     -----------    -----------
                                                     $   175,518    $   346,818
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Checks issued in excess of bank balance              $      --      $    65,736
Current portion of capital lease obligations               6,495          5,156
Accounts payable                                         150,062        280,816
Accrued compensation                                     380,492        500,143
Accrued royalties                                        518,589        400,736
Payable to related parties                             1,360,126      1,324,116
                                                     -----------    -----------
             Total current liabilities                 2,415,764      2,576,703

Capital lease obligation, net of current portion           8,192         10,082
                                                     -----------    -----------
             Total liabilities                         2,423,956      2,586,785
                                                     -----------    -----------


STOCKHOLDERS' DEFICIT:
    Common stock                                          31,938         31,268
    Additional paid-in capital                           915,814        767,549
    Accumulated deficit                               (3,196,190)    (3,038,784)
                                                     -----------    -----------
                                                      (2,248,438)    (2,239,967)
                                                     -----------    -----------

                                                     $   175,518    $   346,818
                                                     ===========    ===========

Note: The balance sheet at May 31, 2004 has been taken from the audited financial statements at that date, and has been condensed.

See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended               Nine Months Ended
                                                       February 28                     February 28
                                              ----------------------------    ----------------------------
                                                  2005            2004            2005            2004
                                              ------------    ------------    ------------    ------------

Sales                                         $    545,009    $    623,414    $  1,817,864    $  2,034,113
Cost of sales                                      107,673         106,361         399,063         444,590
                                              ------------    ------------    ------------    ------------
        Gross profit                               437,336         517,053       1,418,801       1,589,524

Selling, general and administrative expense        481,073         521,315       1,477,153       1,663,783
                                              ------------    ------------    ------------    ------------
             Loss from operations                  (43,737)         (4,262)        (58,352)        (74,259)
                                              ------------    ------------    ------------    ------------

Other income (expense):
    Interest income                                   --                38            --                75
    Interest expense                               (29,115)        (27,478)        (99,054)        (86,773)
                                              ------------    ------------    ------------    ------------
                                                   (29,115)        (27,440)        (99,054)        (86,698)
                                              ------------    ------------    ------------    ------------

             Loss before income taxes              (72,852)        (31,702)       (157,406)       (160,957)

Income taxes                                          --              --              --              --
                                              ------------    ------------    ------------    ------------

             Net loss                         $    (72,852)   $    (31,702)   $   (157,406)   $   (160,957)
                                              ============    ============    ============    ============


Loss per common share                         $       (.00)   $       (.00)   $       (.00)   $       (.01)
                                              ============    ============    ============    ============

Loss per common share assuming dilution       $       (.00)   $       (.00)   $       (.00)   $       (.01)
                                              ============    ============    ============    ============

Weighted average outstanding shares             31,506,997      31,055,773      31,506,997      31,056,324
                                              ============    ============    ============    ============


See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                         February 28
                                                                   ----------------------
                                                                     2005          2004
                                                                   ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $(157,406)   $(160,957)
    Depreciation                                                      10,149        6,100
    Changes in current assets and liabilities:
        Accounts receivable                                           (1,494)        --
        Inventories                                                   23,954      198,356
        Prepaid expenses                                             136,529      (28,572)
        Deposits                                                      16,144         --
        Accounts payable                                            (130,754)    (153,270)
        Accrued compensation and accrued royalties                   107,137      135,188
                                                                   ---------    ---------
             Net cash provided by (used in) operating activities       4,259       (3,155)
                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Other assets                                                    --        (19,064)
        Purchase of office equipment                                  (2,745)      (8,420)
                                                                   ---------    ---------
             Net cash provided by (used in) investing activities      (2,745)     (27,484)
                                                                   ---------    ---------



CASH FLOWS FROM FINANCING AND OTHER ACTIVITIES:
    Checks issued in excess of bank balance                          (65,736)        --
    Cash received for issuance of common stock                        40,000       75,000
    Payments on capital lease obligations                             (4,089)        (838)
    Increase in payable to related parties                            36,010       (5,237)
                                                                   ---------    ---------
             Net cash used in investing and other activities           6,185       68,925
                                                                   ---------    ---------

             Net increase in cash                                      7,699       38,286

Cash and savings:
    Beginning of period                                                 --         13,749
                                                                   ---------    ---------

    End of period                                                  $   7,699    $  52,035
                                                                   =========    =========



See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       Condensed Financial Statements:

              The condensed balance sheet as of February 28, 2005, the statement of operations for the three and nine months ended February 28, 2005 and 2004, and the condensed statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 2005 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2004 audited financial statements. The results of operations for the period ended February 28, 2005 are not necessarily indicative of the operating results for the full year.

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

Note 2.       Inventories:

              Inventories consist of the following:

                                          November 30,            May 31,
                                              2004                 2004
                                         --------------       --------------

                 Raw materials           $       20,661       $       12,181
                 Finished goods                  51,534               83,968
                                         --------------       --------------

                    Totals               $       72,195       $       96,149
                                         ==============       ==============

Note 3.       Stockholders' Deficit:

              During the three months ended February 28, 2005, stockholders' deficit changed for net loss of $72,852.

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

Results of Operations

         For the Nine Month Period Ended February 28, 2005 Compared to the Nine Month Period Ended February 28, 2004.

         The Company incurred a net loss of approximately ($72,852) for the nine month period ended February 28, 2005 compared to a net loss of approximately ($31,702) for the nine month period ended February 28, 2004 (an increase of $41,150).

         During the nine month period ended February 28, 2005, the Company generated $1,817,864 in gross revenues compared to $2,034,114 in gross revenues during the nine month period ended February, 2004 (a decrease of $216,250). Cost of sales decreased during the nine month period ended February 28, 2005 to $399,063 from $444,590 for the same period during 2004 (a decrease of $45,527). Therefore, during the nine month period ended February 28, 2005, gross profit was $1,418,801 compared to gross profit of $1,589,524 during the nine month period ended February 28, 2004 (a decrease of $170,723). Management of the Company believes that the decrease in gross revenues and resulting decrease in gross profit resulted from the Company's customers who stocked up on product during a promotional period during the first quarter of 2004.

         During the nine month period ended February 28, 2005, the Company incurred $1,477,153 in selling, general and administrative expense compared to $1,663,783 in selling, general and administrative expense incurred during the nine month period ended February 28, 2004 (a decrease of $186,630). Interest expense of $99,054 was incurred during the nine month period ended February 28, 2005 compared to interest expense of $86,773 during the same period in 2004. Therefore, during the nine month period ended February 28, 2005, net loss was ($157,406) compared to a net loss of ($160,957) incurred during the nine month period ended February 28, 2004. Management of the Company anticipates that the profit margin will increase as the Company acquires new customers and continues to lower its cost of sales and selling, general and administrative expense.

         As a result of the above, the Company's net loss for the nine month period ended February 28, 2005 was approximately ($157,406) or ($0.00) per share.

         For the Three-Month Period Ended February 28, 2005 Compared to Three-Month Period Ended February 28, 2004.

         The Company incurred net losses of approximately ($72,852) for the three-month period ended February 28, 2005 compared to a net loss of approximately ($31,702) for the three-month period ended February 28, 2004 (an increase of $41,150).

         During the three-month period ended February 28, 2005, the Company generated $545,009 in gross revenues compared to $623,414 in gross revenues during the three-month period ended February 28, 2004 (a decrease of $78,405). Cost of sales increased during the three month period ended February 28, 2005 to $107,673 from $106,361 for the same period during 2004 (a increase of $1,312. Therefore, during the three-month period ended February 28, 2005, gross profit was $437,336 compared to gross profit of $517,053 during the three-month period ended February 28, 2004 (a decrease of $79,717).

         During the three-month period ended February 28, 2005, the Company incurred $481,073 in selling, general and administrative expense compared to $521,315 in selling, general and administrative expense incurred during the three-month period ended February 28, 2004 (a decrease of $40,272). Interest expense of $29,115 was incurred during the three-month period ended February 28, 2005 compared to interest expense of $27,428 during the same period in 2003. Therefore, during the three-month period ended February 28, 2005, net loss was ($72,852) compared to a net loss of ($31,702) incurred during the three-month period ended February 28, 2004.

         As a result of the above, the Company's net loss for the three-month period ended February 28, 2005 was approximately ($72,852) or ($0.00) per share.

Liquidity and Capital Resources

         Nine Month Period Ended February 28, 2005

         The Company has historically had more expenses and cost of sales than income in each year of its operations. The accumulated deficit as restated May 31, 2004 was $3,038,784, and current liabilities are in excess of current assets. It has generally been able to maintain a positive cash position through financing activities.

         As of the nine month period ended February 28, 2005, the Company's current assets were $100,989 and its current liabilities were $2,415,764, which resulted in a working capital deficit of $2,314,775. As of the nine month period ended February 28, 2005, the Company's total assets were $175,518 consisting of:
(i) $72,195 in inventories; (ii) $19,601 in prepaid expenses; (iii) $35,544 in restricted cash; (iv) $9,410 in deposits; (v) $29,575 in net valuation of property, plant and equipment, and (vi) cash of $7,699.

         As of the nine month period ended February 28, 2005, the Company's total liabilities were $2,415,764 consisting of: (i) $1,360,126 payable to related parties; (ii) $518,589 in accrued royalties; (iii) $380,492 in accrued compensation; (iv) $150,062 in accounts payable; and (v) $14,687 in current and long-term capital lease obligation.

         During the six-month period ended February 28, 2005, net cash flows used in operating activities was ($7,396) consisting primarily of a net loss of ($84,554), which was adjusted by $6,177 for depreciation, and ($152,275) in accounts payable, $124,939 in prepaid expenses, $23,939 in inventories and $58,235 in accrued compensation and accrued royalties.

         During the six-month period ended February 28, 2005, net cash flows used in investing activities was ($2,745) for the purchase of office equipment.

         During the nine month period ended February 28, 2005, net cash flows from financing activities was $6,185 consisting of ($65,736) in checks issued in excess of bank balance, an increase of $36,010 in accounts payable to related parties, payments on capital lease obligations of ($4,089) and $40,000 in cash received for issuance of common stock.

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

         An evaluation was conducted under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as at February 28, 2005 pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and its President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Commission rules and forms.

         There has been no change in the Company's internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the six-month period ended February 28, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

(b) Reports on Form 8-K

    The Company has not filed Form 8-K during the quarter ended February 28, 2005.


                                    SIGNATURE



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       JURAK CORPORATION WORLD WIDE, INC.



Date:  April 20, 2005                  By: /s/ Anthony Carl Jurak
                                           ------------------------------------
                                           Anthony Carl Jurak
                                           Chairman of the Board and Director
                                           Chief Executive Officer and
                                           Chief Financial Officer