Form 10QSB/A
period 2005-02-28
JURAK CORP WORLD WIDE INC
filed 2005-04-29
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               Amendment No. 1 to
                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2005

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission File Number 333-61801

                       JURAK CORPORATION WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                        88-0407679
State or other jurisdiction of                 (IRS Employer Identification No.)
incorporation or organization)

               1181 Grier Drive, Suite C, Las Vegas, NV 89119-3746
                    (Address of principal executive offices)

                                 (702) 914-9688
                (Issuer's telephone number, including area code)

                                       n/a
              (Former name, former address and former fiscal year,
                         If changed since last report)

State whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ____

    Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

                                       N/A

Check whether the issuer filed all document required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                Yes ____ No ____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class

Common Stock, no par value                       Outstanding as of April 1, 2005

                                                                      31,920,965

Transitional Smith Business Disclosure Format (check one)

                                Yes ____ No ____



                                                                                                                    Page

PART I.   FINANCIAL INFORMATION
   Item 1.   Financial Statements (Unaudited)

                  Condensed Balance Sheets
                        February 28, 2005 (Unaudited) and
                        May 31, 2004                                                                                   1

                  Statements of Operations
                     Three months and nine months ended February 28,
                        2005 and February 29, 2004 (Unaudited)                                                         2

                  Condensed Statements of Cash Flows
                     Nine months ended February 28,
                        2005 and February 29, 2004 (Unaudited)                                                         3

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                                                                        4 - 5

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                                    6

   Item 3.    Controls and Procedures                                                                                  7

PART II.     OTHER INFORMATION
   Item 1.   Legal Proceeding

   Item 2.   Changes in Securities                                                                                     8

   Item 3.   Defaults Upon Senior Securities                                                                           8

   Item 4.   Submission of Matters to a Vote of Security Holders                                                       8

   Item 5.   Other Information                                                                                         8

   Item 6.   Exhibits and Reports on Form 8-K

             (a) Exhibits                                                                                              8

             (b) Reports on Form 8-K                                                                                   8


                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                       JURAK CORPORATION WORLD WIDE, INC.

                            CONDENSED BALANCE SHEETS


                                                                                                             Restated
                                                                                      February 28,            May 31,
ASSETS                                                                                    2005                 2004
                                                                                     --------------       --------------
                                                                                      (Unaudited)            (Audited)

Cash                                                                                 $        7,699       $            -
Accounts receivable                                                                           1,494                    -
Inventories                                                                                  72,195               96,149
Prepaid expenses                                                                             19,601              156,130
                                                                                     --------------       --------------
             Total current assets                                                           100,989              252,279

Property, plant and equipment - net                                                          29,575               33,441
Deposits                                                                                      9,410               25,554
Restricted cash                                                                              35,544               35,544
                                                                                     --------------       --------------
                                                                                     $      175,518       $      346,818
                                                                                     ==============       ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Checks issued in excess of bank balance                                              $            -       $       65,736
Current portion of capital lease obligations                                                  6,495                5,156
Accounts payable                                                                            150,062              280,816
Accrued compensation                                                                        380,492              500,143
Accrued royalties                                                                           518,589              400,736
Payable to related parties                                                                1,360,126            1,324,116
                                                                                     --------------       --------------
             Total current liabilities                                                    2,415,764            2,576,703

Capital lease obligation, net of current portion                                              8,192               10,082
                                                                                     --------------       --------------
             Total liabilities                                                            2,423,956            2,586,785
                                                                                     ==============       ==============

STOCKHOLDERS' DEFICIT:
    Common stock                                                                             31,938               31,268
    Additional paid-in capital                                                              915,814              767,549
    Accumulated deficit                                                                  (3,196,190)          (3,038,784)
                                                                                     --------------       --------------
                                                                                         (2,248,438)          (2,239,967)
                                                                                     --------------       --------------
                                                                                     $      175,518       $      346,818
                                                                                     ==============       ==============

Note: The balance sheet at May 31, 2004 has been taken from the audited financial statements at that date, and has been condensed.

See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                            Three Months Ended                  Nine Months Ended
                                                     --------------------------------   --------------------------------
                                                       February 28       February 29      February 28       February 29
                                                          2005              2004             2005              2004
                                                     --------------    --------------   --------------    --------------

Sales                                                $      545,009    $      623,414   $    1,817,864    $    2,034,113
Cost of sales                                               107,673           106,361          399,063           444,590
                                                     --------------    --------------   --------------    --------------
Gross profit                                                437,336           517,053        1,418,801         1,589,524

Selling, general and administrative expense                 481,073           521,315        1,477,153         1,663,783
                                                     --------------    --------------   --------------    --------------
             Loss from operations                           (43,737)           (4,262)         (58,352)          (74,259)
                                                     --------------    --------------   --------------    --------------

Other income (expense):
    Interest income                                               -                38                -                75
    Interest expense                                        (29,115)          (27,478)         (99,054)          (86,773)
                                                     --------------    --------------   --------------    --------------
                                                            (29,115)          (27,440)         (99,054)          (86,698)
                                                     --------------    --------------   --------------    --------------
             Loss before income taxes                       (72,852)          (31,702)        (157,406)         (160,957)

Income taxes                                                     --                --               --                --
                                                     --------------    --------------   --------------    --------------
             Net loss                                $      (72,852)   $      (31,702)  $     (157,406)   $     (160,957)
                                                     ==============    ==============   ==============    ==============
Loss per common share                                $         (.00)   $        (.00)   $         (.00)   $        (.01)
                                                     ==============    ==============   ==============    ==============
Loss per common share assuming dilution              $         (.00)   $        (.00)   $         (.00)   $        (.01)
                                                     ==============    ==============   ==============    ==============
Weighted average outstanding shares                      31,789,365        31,055,773       31,506,997        31,056,324
                                                     ==============    ==============   ==============    ==============

See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                              Nine Months Ended
                                                                                     -----------------------------------
                                                                                       February 28          February 29
                                                                                          2005                 2004
                                                                                     --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $     (157,406)      $     (160,957)
    Depreciation                                                                             10,149                6,100
    Changes in current assets and liabilities:
        Accounts receivable                                                                  (1,494)                  --
        Inventories                                                                          23,954              198,356
        Prepaid expenses                                                                    136,529              (28,572)
        Deposits                                                                             16,144                   --
        Accounts payable                                                                   (130,754)            (153,270)
        Accrued compensation and accrued royalties                                          107,137              135,188
                                                                                     --------------       --------------
             Net cash provided by (used in) operating activities                              4,259               (3,155)
                                                                                     --------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Other assets                                                                             --              (19,064)
        Purchase of office equipment                                                         (2,745)              (8,420)
                                                                                     --------------       --------------
             Net cash used in investing activities                                           (2,745)             (27,484)
                                                                                     --------------       --------------


CASH FLOWS FROM FINANCING AND OTHER ACTIVITIES:
    Checks issued in excess of bank balance                                                 (65,736)                  --
    Cash received for issuance of common stock                                               40,000               75,000
    Payments on capital lease obligations                                                    (4,089)                (838)
    Increase in payable to related parties                                                   36,010               (5,237)
                                                                                     --------------       --------------
             Net cash used in investing and other activities                                  6,185               68,925
                                                                                     --------------       --------------
             Net increase in cash                                                             7,699               38,286

Cash and savings:
    Beginning of period                                                                          --               13,749
                                                                                     --------------       --------------
    End of period                                                                    $        7,699       $       52,035
                                                                                     ==============       ==============

See Notes to Condensed Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of February 28, 2005, the statement of operations for the three and nine months ended February 28, 2005 and February 29, 2004, and the condensed statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 2005 and for all periods presented have been made.

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

Note 2.  Inventories:

         Inventories consist of the following:


                                                                                      February 28,            May 31,
                                                                                          2005                 2004
                                                                                     --------------       --------------

                 Raw materials                                                       $       20,661       $       12,181
                 Finished goods                                                              51,534               83,968
                                                                                     --------------       --------------
                    Totals                                                           $       72,195       $       96,149
                                                                                     ==============       ==============

Note 3.  Stockholders' Deficit:

         During the three months ended February 28, 2005, stockholders' deficit changed for the net loss of $72,852. For the nine months ended February 28, 2005, stockholders' deficit changed for the net loss of $157,406.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

         In addition, our business and operations are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements on which we rely in making such disclosure. In connection with this safe harbor we are hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on our behalf. Any such statement is qualified by reference to the cautionary statements included in this Quarterly Report.

OVERVIEW

         Jurak Corporation World Wide, Inc., a Minnesota corporation (the "Company") currently trades on the Over-the-Counter Bulletin Board under the symbol "JCWW". The Company is involved in the development, manufacture, marketing and distribution of the "Jurak Classic Whole Body Tonic", which was first developed in 1943 by Carl Jurak, the father of the founder of the Company. The Jurak Classic Whole Body Tonic is a blend of medicinal herbs and other ingredients.


RESULTS OF OPERATIONS


For the Nine Month Period Ended February 28, 2005 Compared to the Nine Month Period Ended February 29, 2004.


         The Company incurred a net loss of approximately ($157,406) during the nine-month period ended February 28, 2005 compared to a net loss of approximately ($160,957) incurred during the nine-month period ended February 28, 2004.


         During the nine month period ended February 28, 2005, the Company generated $1,817,864 in gross revenues compared to $2,034,114 in gross revenues during the nine month period ended February 28, 2004 (a decrease of $216,250). Cost of sales decreased during the nine month period ended February 28, 2005 to $399,063 from $444,590 for the same period during 2004 (a decrease of $45,527). Therefore, during the nine month period ended February 28, 2005, gross profit was $1,418,801 compared to gross profit of $1,589,524 during the nine month period ended February 29, 2004 (a decrease of $170,723). Management of the Company believes that the decrease in gross revenues and resulting decrease in gross profit resulted from the Company's customers who stocked up on product during a promotional period during the first quarter of 2004.


         During the nine month period ended February 28, 2005, the Company incurred $1,477,153 in selling, general and administrative expense compared to $1,663,783 in selling, general and administrative expense incurred during the nine month period ended February 29, 2004 (a decrease of $186,630). The selling, general and administrative expense consists of the following: (i) $749,618.20 in selling and (ii) $727,570.95 in general and administrative expenses. Interest expense of $99,054 was incurred during the nine month period ended February 28, 2005 compared to interest expense of $86,773 during the same period in 2004. Therefore, during the nine month period ended February 28, 2005, net loss was ($157,406) compared to a net loss of ($160,957) incurred during the nine month period ended February 29, 2004. Management of the Company anticipates that the profit margin will increase as the Company acquires new customers and continues to lower its cost of sales and selling, general and administrative expense.

         As a result of the above, the Company's net loss for the nine month period ended February 28, 2005 was approximately ($157,406) or ($0.00) per share.


For the Three-Month Period Ended February 28, 2005 Compared to Three-Month Period Ended February 29, 2004.


         The Company incurred net losses of approximately ($72,852) for the three-month period ended February 28, 2005 compared to a net loss of approximately ($31,702) for the three-month period ended February 29, 2004 (an increase of $41,150).


         During the three-month period ended February 28, 2005, the Company generated $545,009 in gross revenues compared to $623,414 in gross revenues during the three-month period ended February 29, 2004 (a decrease of $78,405). Cost of sales increased during the three month period ended February 28, 2005 to $107,673 from $106,361 for the same period during 2004 (a increase of $1,312). Therefore, during the three-month period ended February 28, 2005, gross profit was $437,336 compared to gross profit of $517,053 during the three-month period ended February 29, 2004 (a decrease of $79,717).


         During the three-month period ended February 28, 2005, the Company incurred $481,073 in selling, general and administrative expense compared to $521,315 in selling, general and administrative expense incurred during the three-month period ended February 29, 2004 (a decrease of $40,272). Interest expense of $29,115 was incurred during the three-month period ended February 28, 2005 compared to interest expense of $27,428 during the same period in 2003. Therefore, during the three-month period ended February 28, 2005, net loss was ($72,852) compared to a net loss of ($31,702) incurred during the three-month period ended February 29, 2004.


         As a result of the above, the Company's net loss for the three-month period ended February 28, 2005 was approximately ($72,852) or ($0.00) per share.


LIQUIDITY AND CAPITAL RESOURCES


Nine Month Period Ended February 28, 2005


         The Company has historically had more expenses and cost of sales than income in each year of its operations. The accumulated deficit as restated May 31, 2004 was $3,038,784, and current liabilities are in excess of current assets. Generally, the Company has financed operations to date through the proceeds of the private placement of equity and debt securities and the generation of sales revenue. In connection with the Company's business plan, management anticipates that there may be additional increases in working expenses and capital expenditures relating to operating expenses. The Company intends to finance these expenses with further issuances of securities by the Company and revenues from operations. Therefore, the Company expects it may need to raise additional capital and increase its revenues to meet long-term operating requirements.


         As of the nine month period ended February 28, 2005, the Company's current assets were $100,989 and its current liabilities were $2,415,764, which resulted in a working capital deficit of $2,314,775. As of the nine month period ended February 28, 2005, the Company's total assets were $175,518 consisting of:
(i) $72,195 in inventories; (ii) $19,601 in prepaid expenses; (iii) $35,544 in restricted cash; (iv) $9,410 in deposits; (v) $29,575 in net valuation of property, plant and equipment; and (vi) cash of $7,699.


         As of the nine month period ended February 28, 2005, the Company's total liabilities were $2,415,764 consisting of: (i) $1,360,126 payable to related parties; (ii) $518,589 in accrued royalties; (iii) $380,492 in accrued compensation; (iv) $150,062 in accounts payable; and (v) $14,687 in current and long-term capital lease obligation. See " - Material Commitments" below.


         During the nine-month period ended February 28, 2005, net cash flows used in operating activities was ($4,259) consisting primarily of a net loss of ($157,406), which was adjusted by $10,149 for depreciation, and ($130,754) in accounts payable, $136,529 in prepaid expenses, $23,954 in inventories and $107,137 in accrued compensation and accrued royalties.


         During the nine-month period ended February 28, 2005, net cash flows used in investing activities was ($2,745) for the purchase of office equipment.

         During the nine month period ended February 28, 2005, net cash flows from financing activities was $6,185 consisting of ($65,736) in checks issued in excess of bank balance, an increase of $36,010 in accounts payable to related parties, payments on capital lease obligations of ($4,089) and $40,000 in cash received for issuance of common stock.


PLAN OF OPERATION

         As of the date of this Quarterly Report, the Company has generated revenue from operations. However, during the prior fiscal years, the Company relied upon internally generated funds and advances, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management of the Company anticipates a possible increase in operating expenses and capital expenditures relating to its business operations.

         The Company may finance further expenditures with future issuances of common stock of the Company. The Company believes that potential sales revenues and any private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next year. The Company may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of potential marketing opportunities for its products, which could significantly and materially restrict the Company's business operations.

         As of the date of this Quarterly Report, management of the Company believes that an estimated $2,000,000 to $5,000,000 is required over the next two years for payment of expenses associated with its ongoing business operations. Management believes that the Company can satisfy its cash requirements for approximately the next twelve months based on sales revenues, proceeds received from private placement offerings, and its ability to obtain advances or equity private placements from certain investors and other parties, as necessary.

         As of the date of this Quarterly Report, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to fund its business operations and material commitments. The Company must raise additional capital. The Company has not generated sufficient cash flow in the past to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. The Company's future success and viability are entirely dependent upon the Company's current management to generate revenues from its business operations and raise additional capital through further private offerings of its stock or loans from private investors. Management is optimistic that the Company will be successful in its capital raising efforts. There can be no assurance, however, that the Company will be able to generate sufficient revenues or raise additional capital. The Company's failure to successfully generate sufficient revenues and/or raise additional capital will have a material and adverse affect upon the Company and its shareholders.

MATERIAL COMMITMENTS

         In connection with its business operations, the Company incurred liability or borrowed funds pursuant to various contractual arrangements representing the following material commitments.

Royalty Agreement

         On approximately January 1, 1999, the Company and Jurak Holdings Limited, a corporation organized under the laws of the Province of Alberta and an affiliate of the Chief Executive Officer and a director of the Company (the "Jurak"), entered into an intellectual properly license agreement (the "License Agreement"). Pursuant to the terms and provisions of the License Agreement, the Company is required to pay a minimum royalty fee of $10,000 for fiscal year 1999, $10,000 for fiscal year 2000, $100,000 for fiscal year 2001, $200,000 for fiscal year 2002, and $500,000 for fiscal year 2003 and each calendar year thereafter during the first ten years of the License Agreement (the "Minimum Royalty Fee"). Furthermore, in addition to the Minimum Royalty Payment, the Company is required to pay a continuing royalty fee of the percent of the net sales price of all license products sold under the License Agreement (the "Continuing Royalty Fee").

         A significant and estimate material agreement for the Company for fiscal year 2005 are the amounts of the Minimum Royalty Fee and the Continuing Royalty Fee due and owing under the terms of the License Agreement. As of the date of this Quarterly Report, the amount of the accrued royalties due and owing pursuant to the Minimum Royalty Fee and the Continuing Royalty Fee is $518,589. The Minimum Royalty Fee for fiscal years ended May 31, 2004 and 2003, respectively, were waived by Jurak.

Amounts Due to Related Parties

         Mr. Anthony C. Jurak, the Chief Executive Officer and a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. As of approximately June 2003, the Company and 152581 Canada Inc., a company controlled by Mr. Jurak ("152581 Canada"), entered into a verbal month-to-month contractual arrangement pursuant to which Mr. Jurak would perform management and consulting services on behalf of the Company in accordance with his executive position and the Company would pay 152581 Canada a monthly sum of $4606.50, plus expenses. At February 28, 2005, the Company owed 152581 Canada an aggregate of $19,025.95. During the nine-month period ended February 28, 2005, the Company has paid an aggregate of $21,664.62 to 152581 Canada for services rendered by Mr. Jurak on behalf of the Company.

         Mr. Roger Theriault, the President and a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. As of approximately June 2003, the Company and Mr. Theriault entered into a verbal month-to-month contractual arrangement pursuant to which Mr. Theriault would perform management and consulting services on behalf of the Company in accordance with his executive position and the Company would pay Mr. Theriault a monthly sum of $3992.29, plus expenses. At February 28, 2005, the Company owed Mr. Theriault an aggregate of $19,810.89. During the nine-month period ended February 28, 2005, the Company has paid an aggregate of $15,485.70 to Mr. Theriault for services rendered by Mr. Theriault on behalf of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

         As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. CONTROLS AND PROCEDURES

           The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

          An evaluation was conducted under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as at February 28, 2005 pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer/Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Commission rules and forms.

          There has been no change in the Company's internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the nine month period ended February 28, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

       Not applicable.

ITEM 2.       CHANGES IN SECURITIES.

         On approximately January 7, 2005, the Company and Maria Jose Guedes and Justino Almeida (collectively, the "Creditor"), entered into an agreement regarding the settlement of an aggregate amount of $90,677 in principal and accrued interest due and owing to the Creditor by the Company relating to previous advances provided by the Creditor to the Company (the "Debt"). Pursuant to the terms and provisions of the Agreement: (i) the Company agreed to settle the Debt by issuing to the Creditor 453,384 shares of its restricted common stock at the rate of $0.20 per share (which amount is based upon the average of the open and close price of the Company's shares of Common Stock traded on the OTC Bulletin Board between November 16, 2004 and December 29, 2004; and (ii) the Creditor agreed to convert the Debt and accept the issuance of the 453,384 shares of restricted common stock of the Company as full and complete satisfaction of the Debt. The Company issued the 453,384 shares of restricted common stock to the Creditor pursuant to the transactional exemption under
Section 4(2) and Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). Investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

            (a) Not Applicable.

            (b) Not Applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not Applicable.

ITEM 5.       OTHER INFORMATION.

            Not Applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)   Exhibits.

              10.1  Intellectual Property License Agreement.

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


                                          JURAK CORPORATION WORLD WIDE, INC.



Date:  April 24, 2005                     By: /s/ Anthony Carl Jurak
                                              ----------------------------------
                                              Anthony Carl Jurak
                                              Chairman of the Board and Director
                                              Chief Executive Officer and
                                                Chief Financial Officer