Form 10KSB
period 2005-06-30
JURAK CORP WORLD WIDE INC
filed 2005-09-15
CIK 1060888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2005

Commission file number: 333-61801

Jurak Corporation World Wide, Inc.

(Name of small business issuer in its charter)

Minnesota	88-0407679

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

1181 Grier Drive, Suite C, Las Vegas, Nevada 89119-3746

(Address of principal executive offices)

(702) 914-9688

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

Check here if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB    ☐

State issuer’s revenues for its most recent fiscal year (ending May 31, 2005): $2,364,398

State the aggregate market value of the voting and non-voting common equity held by non-affiliate computes by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of May 31, 2005: $5,285,110.11

Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.    Yes ☐       No ☐

Applicable Only to Corporate Registrants

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the most practicable date:

Class	Outstanding as of August 15, 2005
Common Stock, no par value	31,937,267

Documents Incorporated By Reference

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 “Securities Act”). The listed documents should be clearly described for identification purposes.

None.

Transitional Small Business Disclosure Format (Check one):    Yes ☐       No ☒

JURAK CORPORATION WORLD WIDE, INC.

Form 10-KSB

NOTE REGARDING FORWARD LOOKING STATEMENTS

        This Annual Report includes or is based upon estimates projections or other “forward looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of Jurak Corporation World Wide, Inc. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intends” and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, the ability of our company to continue to successfully compete in the herbal supplement markets. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

        Such estimate, projections or other “forward looking statements” involve various risks and uncertainties. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”.

Available Information

        Jurak Corporation World Wide, Inc. files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

Part I

ITEM 1.    DESCRIPTION OF BUSINESS

BUSINESS HISTORY AND DEVELOPMENT

        Jurak Corporation World Wide, Inc. was incorporated under the laws of the State of Minnesota on November 1, 1997. In this Annual Report, the terms “Company”, “us”, “we”, “our” and “its” are used as references to Jurak Corporation World Wide, Inc. We develop and distribute dietary herbal supplement products. Our “Jurak Classic Whole Body Tonic” was first developed in the 1920‘s and 1930‘s and introduced to the marketplace in 1943 by Mr. Carl Jurak, the father of the founder of our company. Our dietary herbal supplement products are distributed through a network marketing system using independent distributors that we refer to as “Ambassadors of Health” (distributors).

BUSINESS OPERATIONS

General

        We are a product-focused company specializing in the herbal supplement industry and market. Our main product is the “Jurak Classic Whole Body Tonic”, also known as JC Tonic, which is a herbal supplement blend of thirty different ingredients comprised primarily of medicinal herbs. The main ingredients of the Jurak Classic Whole Body Tonic include thyme leaf, sarsaparilla root, dandelion root, alfalfa herb, angelica root, saw palmetto berry, horehound herb, horsetail herb, quassia wood, peppermint herb, licorice root, gentian root, celery seed, mallow herb, chamomile flower, passion flower herb, malva flower, and hops flower with potassium citrate, magnesium gluconate, calcium glycerophosphate, potassium glycerophosphate, iron glycerophosphate, boron tri-fluoride, potassium iodide, glycerin. The Jurak Classic Whole Body Tonic is marketed in a 42-ounce bottle; a 20-ounce bottle, and a 1 oz mono-dose packaged as 35 doses in a box; all of which constitute approximately 100% of the sales.

        We distribute our products through a network marketing system using independent distributors. Network marketing appeals to a wide cross-section of people, particularly those seeking to supplement income, start a home-based business or pursue entrepreneurial opportunities other than conventional full-time employment. We consider our compensation plan and cash bonus pools to be attractive components of our network marketing system. We also believe that our network marketing system is ideally suited to market herbal supplement products because sales of such products are strengthened by ongoing personal contact between our distributors and their customers. Distributors are given the opportunity through sponsored events and training sessions to network with other distributors, develop selling skills and establish personal goals. We supplement monetary incentives with other forms of recognition in order to further motivate and foster an atmosphere of excitement through our distributor network.

        We have obtained trademark protection for the name “JC Tonic” within the United States and within Canada. We also own the web sites www.jurak.com, www.jctonic.com, and www.tonicman.com.

Industry Overview – Tonic Herbs

        The nutrition industry includes many small and medium sized companies that manufacturer and distribute products generally intended to maintain the body’s health and general well being. The four major product categories within the nutrition industry are: (i) nutritional supplements, which are products such as vitamins and minerals, dietary supplements, herbs and botanicals, and compounds derived from these substances; (ii) natural and organic foods; (iii) functional foods; and (iv) personal care products.

        The Jurak Classic Whole Body Tonic is a blend of 18 bi-directional tonic herbs with added minerals. “Tonic” has been defined as “a substance (tonic) to strengthen the body against chronic conditions by gently “moving” or “adjusting” processes in the body; they are “catalysts” or “assisting remedies”. The definition of a tonic clearly excludes the notion of “making stronger” by pushing the body in one direction only. Tonics are bi-directional, capable of both increasing and decreasing the activity of body processes. Herbs whose action is bi-directional are called tonics. Tonic herbs have the ability to exert balancing action on both systems and biochemical processes of the body. Their power lies in both their therapeutic benefits and ease of application.

        We believe that the concept of a tonic may sound strange to modern ears. We simply have not made room in our medical or nutritional agendas for a concept of a substance that restores balance. We believe that this will change as the medical community begins to realize that many modern plagues may be prevented and even treated by maintaining optimum health in all body systems. Such a re-orientation of thought demands that much less emphasis be placed on finding and killing “germs”, and much more on increasing the body systems natural defenses and restorative powers. The concept of the herbal tonic will be a signpost for the new research.

        We believe that the nutrition industry, which includes our herbal tonic product, is being fueled by certain factors including, but not limited to, the following: (i) the public’s exposure to more widely accepted natural and homeopathic alternatives, which include herbal products; (ii) the desire to slow down the aging process; (iii) the national and worldwide trend toward preventive health care combining Eastern and Western medicine; and (iv) the rapid product introductions taking place in response to scientific research fueled by new demand.

Our Product Line

        The Jurak Classic Whole Body Tonic

        The Jurak Classic Whole Body Tonic is a tonic composed of exceptional health giving substances found and extracted from plants. The Jurak Classic Whole Body Tonic is our only product at this time, which is known as JC Tonic, a registered trademark and name. The original formula called “Matonol” was first brought to the marketplace in the early 1940‘s by the father of our founder and current Chief Executive Officer, Anthony Carl Jurak, based upon the premise there were quite a number of existing “super herbs” that have the ability to balance the systems in the human body which would be beneficial to mankind. We believe that the Jurak Clasic Whole Body Tonic formula embodies the ability to restore balance and health in all of the systems of the human body: the immune system, the cardiovascular system, the digestive system, the reproductive system, and the nervous systems. The premise of the Jurak Classic Whole Body Tonic is to keep each system of the human body at an optimum operational level ultimately producing health and the ability to resist many diseases. The Jurak Classic Whole Body Tonic is called a “whole body tonic” because it embodies the ten essential properties required to aid all bodily systems.

        Healthy blood is the source of well being to the six major and hundreds of minor bodily glands. The six principal glands which are the source of the human body’s well being – the pituitary, thyroid, parathyroids, adrenals, pancreas and gonads – are greatly influenced by blood. We believe that the Jurak Classic Whole Body Tonic helps keep the blood healthy by balancing, purifying, activating, and regulating the blood chemical and biological balance. The Jurak Classic Whole Body Tonic has the property to keep the walls of the blood vessels clean and contains rich sources of six minerals as well as various organic acids to supplement the blood chemistry. By providing to the blood these health-giving substances which balance, purify and activate the blood, this in turn influences the bodily glands and regulates the blood system and creates conditions which bring a person well-being.

        Generally, the properties of the Jurak Classic Whole Body Tonic are as follows:

1.	restore and maintain balance and homeostasis throughout the body systems;
2.	increase energy through normal metabolic means;
3.	increase general and overall resistance to infections of all kinds by enhancing the tonic properties of the immune system and bring the immune system in perfect balance;
4.	decrease the effects of stress and anxiety on our ability to perform and our ability to rest and sleep without having to utilize one herb to put them to sleep and another herb to wake them up in the morning;
5.	protect from free-radical damages by having a good antioxidant activity;
6.	increase the body’s ability to build muscle and/or decrease weight through the burning of calories by improving the body’s ability to utilize the dietary calories that we consume each and every day;
7.	regulate digestion processes and keep all of the organs and glands that are part of the digestive system in balance, resulting in prevention of simple indigestion or ulcers and lowering of cholesterol;
8.	strengthen the heart and reduce cholesterol and blood pressure and keep the bloods ability to clot in balance;
9.	keeps the liver, kidneys and other glands related to blood-purifying concept in optimum health resulting in a reduction in exposure to stressful toxins and pollutants in our atmosphere and food; and
10.	balance the lower bowel by either counteracting constipation or diarrhea.

        The Jurak Classic Whole Body Tonic is a blend of 18 bi-directional tonic herbs with 6 vital added minerals. It is a tonic composed of health giving substances found and extracted from plants. Substances of great value are found in diverse plants. Some of these are found in the roots, some in the seeds, some in the flowers, leaves or bark. Each plant has its own peculiarities and its own treasures which are often hidden in various manners.

        We believe that nature gave man all he needs for health and well-being. When extracts are made to prepare the Jurak Classic Whole Body Tonic, many plants are used. Of some of these plants, only the roots or leaves or seeds or flowers or bark are used, each at its correct season, giving the right quality of its constituents. There are many variables that make a plant extract so valuable. These factors include hormones, trace minerals, various vegetable acids and mineral salts that are the same in their inorganic opposites but behave chemically different, and often give results quite opposite to the inorganic compounds.

        The herbs contained in the Jurak Classic Whole Body Tonic are as follows:

1.	alfalfa, which contains an enormous quantity of nutrients, is one of the best sources of chlorophyll, possesses antibacterial action against gram-negative bacteria, and traditionally has been used as a treatment to diminish the symptoms of arthritis, gout, rheumatism;

2.	angelica root, which is known for its smooth muscle relaxation property and used in treatment of several forms of digestive disorders, including colic, stomachaches, indigestion, nausea, cramps, vomiting and anorexia;
3.	celery seed, which is a traditional diuretic and blood cleanser and possessing other medicinal properties including a blood pressure lowering property, antioxidative principle, and sedative activity;
4.	chamomile flower, which is used to calm the nerves and induce a state of pleasant relaxation;
5.	dandelion root, which is used specifically for the health of the liver and related organs and glands and is high in inulin, a form of carbohydrate easily assimilated by diabetics and a potential nutritional source for diabetics;
6.	gentian root, which is one of the strongest bitters known, has antibacterial properties and is used to stimulate the appetite, promote the secretion of saliva and gastric, liver, pancreatic and intestinal juices and accelerate the emptying of the stomach;
7.	hops flower, which has been used through the centuries as a mild sedative and sleeping aid by calming nerves and helping induce sleep;
8.	horehound herb, which affects the respiration directly by dilating vessels and acting as a serotonin antagonist and which is also popularly used as a cough remedy and in bronchial medications ;
9.	horsetail herb, which is used in the growth and repair of bone and tissue and also stops bleeding and helps build up the blood;
10.	licorice root, which reinforces the body’s ability to withstand attack from virtually any kind of pathogen, is considered a tonic for the musculoskeletal system and is also an effective treatment for stomach ailments;
11.	mallow common herb, which is an anti-inflammatory agent for the respiratory tract, the skin and the gastrointestinal tract;
12.	malva flower, which is an aromatic, stimulant and carminative used for snakebites, cramps, stomach and intestinal disorders;
13.	passion flower herb, which is used as a mild sedative that reduces anxiety, nervous tension, high blood pressure and encourages sleep, but which does not produce sedation in healthy, conscious individuals who need to remain active and awake;
14.	peppermint herb, which is mainly used to aid the various processes of digestion, combating gas, increasing the flow of bile, healing the stomach and liver, and is also an ideal choice for invigorating the mind and improving the mood;
15.	sarsaparilla root, which consists of the dried root of Smilax species and acts as a blood purifier that facilitates the removal of wastes from the blood either by promoting better circulation or improving liver or kidney action or by insuring regular bowel movements or by opening the pores of the skin;
16.	quassia wood, which stimulates secretion of the gastric juices, increases appetite and aids digestion; and
17.	saw palmetto berry, which helps prevent and treat benign prostatic hypertrophy; and
18.	thyme leaf, which is used to calm upset stomachs, kill bacteria, relax the smooth muscles of the stomach and uterus, increase expectoration, kill worms and improve the secretion of the digestive enzymes.

        The Jurak Classic Whole Body Tonic also contains added minerals, such as boron, calcium, iodine, iron, magnesium and potassium.

Network Marketing Strategy

        We recognize the need to aggressively grow our distributor sales force, thereby building new sales. We market and distribute our products through a network marketing system and sell directly to distributors and preferred customers. At May 31, 2005, we had approximately 9,300 distributors and 3,600 retail customers. Network marketing is a form of person-to-person direct selling through a network of vertically organized independent distributors who purchase products at wholesale prices from the manufacturer for resale to retail consumers. The emergence of readily available means of mass communication such as personal computers, facsimiles, low-cost long distance telephone services, and the Internet has contributed to the rapid growth of network marketing. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances. We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not as readily available through other distribution channels. We believe our network marketing system appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home business, or pursue employment opportunities other than conventional, full-time employment. Most of our distributors therefore sell our products on a part-time basis.

        We believe that our network marketing system is ideally suited to market our Jurak Classic Whole Body Tonic because sales are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use our Jurak Classic Whole Body Tonic themselves. Sales are made through direct personal sales presentations as well as presentations made to groups. These sales methods are designed to encourage individuals to purchase our Jurak Classic Whole Body Tonic by informing potential customers and distributors of our Jurak Classic Whole Body Tonic and results of personal use, and the potential financial benefits of becoming a distributor. The objective of the marketing program is to develop a broad based network marketing organization within a relatively short period.

        Our network marketing program encourages individuals to develop their own downline network marketing organizations. Each new distributor is either linked to the existing distributor that personally enrolled the new distributor into our network marketing organization or the existing distributor in the enrolling distributor’s downline as specified at the time of enrollment. Growth of an distributor’s downline organization is dependent upon the recruiting and enrollment of additional distributors within such distributor’s downline organization.

        Distributors are encouraged to assume responsibility for training and motivation of others within their downline organization and to conduct opportunity meetings as soon as they are appropriately trained. We strive to maintain a high level of motivation, morale, enthusiasm and integrity among the members of our network marketing organization. We believe this result is achieved through a combination of sales incentives, personal recognition or outstanding achievement and quality promotional materials. Under our network marketing program, distributors purchase sales aids and brochures from us and assume the costs of advertising and marketing the Jurak Classic Whole Body Tonic to their customers as well as the direct costs of recruiting new distributors. We believe that this form of sales organization is cost efficient because our direct sales expenses are limited.

        We continually strive to improve our marketing strategies, including the compensation structure within our network marketing organization, to attract and motivate distributors. These efforts are designed to increase monthly product sales and the recruiting of distributors. We have set aside 3,000,000 shares of our restricted common stock for our distributors under a plan whereby the distributors earn a stock bonus based on sales and “bonus points”. A distributor who purchases enough product for 160 points , sponsors three persons who each purchase enough product for 160 points and who in turn sponsor three additional persons who each purchase enough product for 160 points will receive ten certificates. The number of certificates outstanding at May 31, 2005 and 2004 was 83,434 and 86,694 respectively. Each certificate earned is redeemable for one share of our restricted common stock at the current market price at the time of redemption. The shares of common stock are contractually restricted from sale for three year from the time of earning. Each certificate earned is redeemable for one share of

        We believe that in addition to the United States and Canadian markets, significant growth opportunities continue to exist in international markets. We intend to select new markets following an assessment of several factors including market size, anticipated demand for the Jurak Classic Whole Body Tonic, receptivity to network marketing and ease of entry, which includes consideration of possible regulatory restrictions on our products or network marketing system.

Material Agreements

        Intellectual Property License Agreement

        On approximately January 1, 1999, we entered into an intellectual property license agreement (the “License Agrement”) with Jurak Holdings Limited, a corporation organized under the laws of the Province of Alberta and an affiliate of our Chief Executive Officer and one of our directors (“Jurak”). Pursuant to the terms and provisions of the License Agreement, we are required to pay the greater of $500,000 for fiscal year 2003 and each calendar year thereafter during the first ten years of the License Agreement (the “Minimum Royalty Fee”) or eight percent of the net sales price of all license products sold under the License Agreement (the “Continuing Royalty Fee”). After fiscal 2013, we are required to make payments in the amount of the Continuing Royalty Fee.

        As of the date of this Annual Report, the amount of the accrued payments due and owing to Jurak under the License Agreement pursuant to the Minimum Royalty Fee and the Continuing Royalty Fee is $900,736.

Intellectual Property

        Patents and other proprietary rights are vital to our business operations. We protect our technology through a trademark that Jurak Holdings Limited (“JHL”) owns and can license. JHL’s policy is to seek appropriate protection both in the United States and abroad for our Jurak Classic Whole Body Tonic and other products. We have acquired trademark protection as follows.

        JC Tonic

        On January 15, 2002, the United States Patent and Trademark Office issued a certificate of registration, registration no. 2,530,329, to JHL for protection of our exclusive use of the trademark “JC Tonic”. The certificate of registration for “JC Tonic” was issued under Class 6, 18, 44, 46, 51 and 52 for herbal, mineral and vitamin supplements, and shall remain in force and effect for ten years from the date of issuance.

        The Youth Solution

        On May 3, 2005, the United States Patent and Trademark Office issued anpplication serial no. 78/618,318, registration no. 2625515, to JHL for protection of our exclusive use of the trademark “The Youth Solution”. The certificate of registration for “The Youth Solution” was issued under Class 3 for body lotions, and shall remain in force and effect for ten years from the date of issuance.

        On September 24, 2002, the United States Patent and Trademark Office issued a certificate of registration, serial no. 75/703,055, registration no. 2,625,515, to JHL for protection of our exclusive use of the trademark “The Youth Solution”. The certificate of registration for “The Youth Solution” was issued under Class 5 and 32 for herbal supplements, and shall remain in force and effect for ten years from the date of issuance.

        Helena

        On November 29, 2004, the United States Patent and Trademark Office accepted JHL’s application for registration under serial no. 78/523,794, for protection of our exclusive use of the trademark “Helena”. The application was filed for “Helena” under Class 3 for non-medicated skin care preparation. Once final approval is obtained by the United States Patent and Trademark Office the mark the mark shall remain in force and effect for ten years from the date of issuance.

        Vimirex

        On January 18, 2005, the United States Patent and Trademark Office accepted JHL’s application for registration under serial no. 78/549,525, for protection of our exclusive use of the trademark “Vimirex”. The application was filed for “Vimirex” under Class 5 for vitamins and minerals. Once final approval is obtained by the United States Patent and Trademark Office the mark the mark shall remain in force and effect for ten years from the date of issuance.

        JC Junior

        On June 28, 2005, the United States Patent and Trademark Office accepted JHL’s application for registration under serial no. 78/659,837, for protection of our exclusive use of the trademark “JC Junior”. The application was filed for “JC Junior” under Class 5 and 32 for herbal supplements. Once final approval is obtained by the United States Patent and Trademark Office the mark shall remain in force and effect for ten years from the date of issuance.

        Take An Ounce and Feel the Bounce

        On June 13, 2000, the United States Patent and Trademark Office issued a certificate of registration, serial no. 76/069,199, registration no. 2,490,428, to us for protection of our exclusive use of the trademark “Take An Ounce and Feel the Bounce”. The certificate of registration for “Take An Ounce and Feel the Bounce” was issued under Class 32 for herbal supplements, and shall remain in force and effect for ten years from the date of issuance.

        Ambassador of Health

        On May 5, 1999, the United States Patent and Trademark Office issued a certificate of registration, serial no. 75/702,892, registration no. 2,613,042, to us for protection of our exclusive use of the trademark “Ambassador of Health”. The certificate of registration for “Ambassador of Health” was issued under Class 16 and 35 for magazines and newsletters on health and nutrition and for personnel recruitment and business consultation, and shall remain in force and effect for ten years from the date of issuance.

        We may consider filing additional patent applications with respect to our technologies and any novel aspects of our technology to protect our intellectual property. Future patents, if issued, may be challenged, invalidated or circumvented. Thus, any patent that we own or license from third parties may not provide adequate protection against competitors. The patent applications that we may file in the future may not result in issued patents. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with similar or competing technologies. As a result of potential conflicts with the proprietary rights of others, we may in the future have to prove that we are not infringing the patent rights of others or be required to obtain a license to the patent. We do not know whether such a license would be available on commercially reasonable terms, or at all.

        We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. However, it is possible that parties may breach those agreements, and we may not have adequate remedies for any breach. It is also possible that our trade secrets or unpatentable know-how will otherwise become known or be independently developed by competitors. There can be no assurance that third parties will not assert infringement or other claims against us with respect to any existing or future products, or that licenses would be available if our technology were successfully challenged by a third party, or if it became desirable to use any third-party technology to enhance our products. Litigation to protect our proprietary information or to determine the validity of any third-party claims could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful in such litigation.

        While we have no knowledge that we are infringing the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to our Jurak Classic Whole Body Tonic or future products. Any such assertion by a third party could require us to pay royalties, to participate in costly litigation and defend licensees in any such suit pursuant to indemnification agreements, or to refrain from selling an alleged infringing product or service.

COMPETITION

        The business of developing and distributing nutritional and personal care products such as the Jurak Classic Whole Body Tonic is highly competitive. Numerous manufacturers, distributors and retailers compete for consumers and, in the case of other network marketing companies, for distributors. We compete directly with other entities that develop, manufacture, market and distribute dietary supplements. We compete with these entities by emphasizing the underlying science, value and high quality of the Jurak Classic Whole Body Tonic as well as the convenience and financial benefits afforded by our network marketing system and compensation plan. However, many of our competitors may be substantially larger and have greater financial resources and broader name recognition. Our markets are highly sensitive to the introduction of new products that may rapidly capture a significant share of those markets.

        The nutritional supplement market is characterized by: (i) large selection of essentially similar products that may be difficult to differentiate; (ii) retail consumer emphasis on value pricing; (iii) constantly changing formulations based on evolving scientific research; (iv) low entry barriers resulting from low brand loyalty, rapid change, widely available manufacturing, low regulatory requirements, and ready access to large distribution channels; and (v) a lack of uniform standards regarding product ingredient sources, potency, purity, absorption rate, and form.

        There can be no assurance that we will be able to effectively compete in this intensely competitive environment. In addition, nutritional and personal care products can be purchased in a wide variety of channels of distribution, including retail stores. Our product offering line is relatively limited compared to the wide variety of products offered by many of our competitors, and are often premium priced. As a result, our ability to remain competitive depends in part upon the successful marketing of the Jurak Classic Whole Body Tonic.

        We also compete with other network marketing organizations for time, attention and commitment of new and current distributors. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining distributors. We believe that we offer a rewarding and unique compensation plan and attractive benefits and services. To the extent practicable, our compensation plan is designed to be seamless, permitting international expansion without re-entry requirements. There can be no assurance that our program for recruiting and retaining distributors will be successful. The pool of individuals interested in the business opportunities presented by network marketing tends to be limited in certain markets, and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although we believe that we offer an attractive opportunity for our distributors, there can be no assurance that other network marketing companies will not be able to recruit our existing distributors or deplete the pool of potential distributors in a given market.

RISK FACTORS

        An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

        We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future; Need to Raise Capital to Continue Our Growth.

        We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred net losses totaling approximately $508,634 for fiscal year ended May 31, 2005. As of May 31, 2005, we had a working capital deficit of $2,665,154. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we encounter greater costs associated with general and administrative expenses or offering costs.

        We May Need to Raise Capital to Continue Our Growth.

        Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our development plans and achieve profitable operational levels will be greatly limited. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of our products. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

        Our Success Depends on the Ability of Our Suppliers With Whom We Have Business Arrangements.

        We currently obtain all of our raw materials from many botanical houses and, therefore, dependent on the stable and reliable supply of such raw materials in these regions. The supply of these raw materials can be adversely affected by any material change in the climatic or environmental conditions which may, in turn, have a material adverse effect on the cost of our raw materials and on our operations.

        We depend on a number of suppliers through which we market our Jurak Classic Whole Body Tonic. Failure to maintain continuous access to these suppliers may have a materially adverse affect our business. Such suppliers may experience equipment failures and service interruptions, of which we have no control, which could adversely affect customer confidence, our business operations and our reputation. Moreover, we may have to compete with other companies for the production capacity of suppliers. Because we are a small enterprise and many of these companies with whom we may compete for production capacity may have greater financial and other resources than we have, they may have an advantage in the competition for production capacity. If we experience a significant increase in demand, we may have to expand our third party suppliers. We cannot be assured that additional suppliers will be available to us, or that if available it will be available on terms that are acceptable to us. If we cannot produce a sufficient quantity of our Jurak Classic Whole Body Tonic to meet demand or delivery schedules, our customers might reduce demand, reduce the purchase price they are willing to pay for our product or replace our product with the product of a competitor, any of which could have a material adverse effect on our financial condition and operations.

        We Rely on the Network Marketing System.

        We have relied on the network marketing system to distribute, market and sell Jurak Classic Whole Body Tonic. We have no long-term contractual relationship with these distributors. While we believe that the distributors will continue to provide their services, there can be no assurance that the distributors will be available in the future, and if available, will be available on terms deemed acceptable to us.

        Our Continued Operations Depend on the Successful Marketing of our Jurak Classic Whole Body Tonic.

        Our business plan is based on the marketing and distribution of primarily one product, the Jurak Classic Whole Body Tonic. This entails circumstances currently prevailing and the bases and assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in the marketing and distribution of one product. There is no assurance that we will be successful in implementing our marketing strategies or that our marketing strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our marketing strategies, our business operations and financial performance may be adversely affected. The novelty and the design of our Jurak Classic Whole Body Tonic is important to our success and competitive position, and if we are unable to continue to develop and offer such a unique products to our customers, our business could suffer. We cannot be certain that our Jurak Classic Whole Body Tonic will be or continue to be in demand. Should the competitive demand steer away from our product, our business could be adversely affected. To date, our product line has consisted primarily of our Jurak Classic Whole Body Tonic. There can be no assurance that we can successfully sell our product or that we can successfully develop, introduce, or sell any additional products.

        Our Growth Could Harm Our Future Business Results.

        We expect to experience significant and rapid growth. If we are unable to hire staff to manage our operations, our growth could harm our future business results and may strain our managerial and operational resources. As we proceed with the production, marketing and sale of our existing and anticipated products, we expect to experience significant and rapid growth of our business. We may need to add staff to manage operations, handle marketing efforts and perform finance and accounting functions. We may be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective operational and financial systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse affect on our business and financial condition.

        Our Success is Dependent Upon the Acceptance of Our Products and Our Business.

        Our success depends upon our achieving significant market acceptance of our Jurak Classic Whole Body Tonic. We cannot guarantee that consumers will purchase our product. Acceptance of herbal supplemental products will depend on the success of our advertising, promotional and marketing efforts. To date, we have not spent significant funds on marketing and promotional efforts, although in order to increase awareness of our products we expect to spend a significant amount on promotion, marketing and advertising in the future. If these expenses fail to develop an awareness of our Jurak Classic Whole Body Tonic, these expenses may never be recovered and we may never be able to generate any significant future revenues. In addition, even if awareness of our product increases, we may not be able to produce enough of our product to meet demand.

        Loss of Key Management Personnel.

        The loss of Mr. Anthony Jurak or Mr. Roger Theriault or any of our key management personnel would have an adverse impact on our future development and could impair our ability to succeed. Our performance is substantially dependent upon the expertise of our Chief Executive Officer, Mr. Anthony Jurak, and other key management personnel and our ability to continue to hire and retain such personnel. Mr. Jurak spends substantially all of his time working for us. It may be difficult to find sufficiently qualified individuals to replace Mr. Jurak or other key management personnel if we were to lose any one or more of them. The loss of Mr. Jurak or any of our other key management personnel could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain “key person” life insurance on any of our directors or senior executive officers.

        Many of Our Competitors Are Larger and Have Greater Financial and Other Resources Than We Do.

        The herbal supplement industry, in general, is intensely competitive. Our Jurak Classic Whole Body Tonic competes with other herbal supplemental based products. Such based products are currently marketed by well-established, successful companies that possess greater financial, marketing, distribution, personnel and other resources than us. Using these resources, these companies can implement extensive advertising and promotional campaigns, both generally and in response to specific marketing efforts by competitors, to enter into new markets rapidly and to introduce new products. Competitors with greater financial resources also may be able to enter the market in direct competition with us, offering attractive marketing tools to encourage the sale of products that compete with our products or present cost features which consumers may find attractive.

        Government Regulation.

        Any changes in regulation by the Federal Trade Commission (“FTC”) and/or the U.S. Food and Drug Administration (“FDA”) with respect to labeling and advertising of our products could have an adverse affect on our business. A change in these requirements could add additional cost to the production of our products.

        If Our Competitors Misappropriate Proprietary Known-How and Our Trade Secrets, it Could Have a Material Adverse Affect on our Business.

        The loss of or inability to enforce our trademarks and other proprietary know-how and trade secrets could adversely affect our business. We depend heavily on our trade secrets. If any of our competitors copies or otherwise gains access to our trade secrets or develops similar herbal tonic products independently, we would not be able to compete as effectively. The measures we take to protect our trade secrets and design expertise may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.

RISKS RELATED TO OUR COMMON STOCK

        Sale of Restricted Common Stock.

        As of May 31, 2005, there are 31,937,267 outstanding shares of our common stock, of which 848,384 are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of May 31, 2005, there are no warrants outstanding other than the 195,000 the company initiated during the year ended May 31, 2004 in a private placement of common stock for 1,000,000 shares at the price of $1.00 per share which at May 31, 2004, 195,000 shares had been issued related to this private placement. The placement includes a warrant for each share purchased and is exercisable at $1.25 per share for two years from that date.

        Any significant downward pressure on the price of our common stock as certain stockholders sell their shares of our common stock may encourage short sales. Any such short sales could place further downward pressure on the price of our common stock.

        The Trading Price of Our Common Stock on the OTC Bulletin Board Has Been and May Continue to Fluctuate Significantly and
       Stockholders May Have Difficulty Reselling Their Shares.

        Our common stock has traded as low as $0.12 and as high as $1.99. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the demand for our Jurak Classic Whole Body Tonic; (ii) disappointing results from our marketing and sales efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts’ estimates or changes in general market conditions; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our business prospects; and (viii) general economic trends.

        In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

        Additional Issuances of Equity Securities May Result in Dilution to Our Existing Shareholders.

        Our Articles of Incorporation authorize the issuance of 150,000,000 shares of common stock and 50,000,000 shares of preferred stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

        We are authorized to issue shares of preferred stock. Our board of directors, without shareholder approval, may issue shares of preferred stock with rights superior to the rights of the holders of shares of common stock. As a result, shares of preferred stock could be issued quickly and easily, adversely affecting the rights of holders of shares of common stock and could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Although we have no present plans to issue shares of preferred stock, the issuance of preferred stock in the future could adversely affect the rights of the holders of common stock and reduce the value of the common stock.

        Our Common Stock is Classified as a “Penny Stock” under SEC Rules Which Limits the Market for Our Common Stock.

        Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the common stock is less than $5 per share, the common stock is classified as a “penny stock.” Our stock has not traded above $5 per share. SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

        A Decline in the Price of Our Common Stock Could Affect Our Ability to Raise Further Working Capital and Adversely Impact Our Operations.

        A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

GOVERNMENT REGULATION

        In the United States in which we primarily sell our Jurak Classic Whole Body Tonic, we are subject to laws, regulations, administrative determinations, court decisions and similar restrictions at the federal, state and local levels, collectively known as “regulations”. These regulations include and pertain to; among other things: (i) the formulation, manufacturing, packaging, labeling, advertising, distribution, sale and storage of our product; (ii) our product claims and advertising, including label claims, direct claims, as well as claims and advertising by our distributor, for which we may be held responsible; and (iii) our network marketing organization and activities.

Products

        The formulation, manufacturing, packaging, labeling, advertising, distribution and sale and storage of our Jurak Classic Whole Body Tonic is subject to regulation by a number of governmental agencies. The federal agencies include the Food and Drug Administration (“FDA”), the Consumer Product Safety Commission and the United States Department of Agriculture and others. Our activities are also regulated by various codes and agencies of the states and localities in which our product is or may be manufactured, distributed or sold. The FDA, in particular, regulates the formulation, manufacturing and labeling of dietary and herbal supplements, which includes our product.

        The Dietary Supplement Health and Education Act of 1994 (“DSHEA”), revised the provisions of the Federal Food, Drug and Cosmetic Act (“FFDCA”), concerning the composition and labeling of dietary supplements, which we believe is generally favorable to the dietary supplement industry. DSHEA created a new statutory category of products or “dietary supplements”. This new category includes, vitamins, minerals, herbs, amino acids, and other dietary substances for human use to supplement the diet. However, DSHEA grandfathered, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement containing a new dietary ingredient (“NDI”), and placed on the market on or after October 15, 1994, must have a history of use or other evidence establishing a basis for expected safety. Manufacturers of dietary supplements using a “structure-function” statement or other claim must have scientific substantiation that the statement is truth, accurate and not misleading. Our product, Jurak Classic Whole Body Tonic, is classified as a dietary supplement under the FFDCA and DSHEA.

        The labeling requirements for dietary supplements with respect to labels affixed to containers have been set forth in final regulations effective March 23, 1999. These regulations include the serving size, declare dietary ingredient information, and the proper detail and format required for the “Supplement Facts” box. Our product labels are in compliance with those regulations. Many states have also recently become active in the regulation of dietary supplement products. These states may require modification of labeling of our product sold in those states, e.g., Texas, New York and California. Finally, in recent years, California courts have grown increasingly active in consumer protection and “private attorney general” lawsuits, some of which have targeted certain herbal supplement ingredients, such as Kava Kava or Ginseng. These suits have not directly affected our product or sale, but we continue to be aware of states’ regulations, especially as to advertising of products and disallowance of ingredients in products sold in that state.

        On January 6, 2000, the FDA published a final rule on permissible structure/function statements to be placed on labels and in brochures. Structure/function statements are claims of the benefit or positive effect of a product or an ingredient on the body’s structure or function. This regulation does not significantly change the way that the FDA interprets structure/function statements. We have not made any substantial label revisions based on this regulation regarding any of our structure/function product statements. Subsequently, the FDA published a final rule that the level of science needed to support a structure/function claim would be raised close to the current Federal Trade Commission (“FTC”) standard, which is “competent and reliable scientific evidence”. We believe that we have adequate substantiation for all label claims used.

        Anti-DSHEA Proposed Legislation

        We believe that the issuance of rules by the FDA on ephedra has caused Congress to rethink DSHEA, specifically as to how safety in supplements may be ensure and also as to whether specific categories of dietary supplements should not be permitted at all. In particular, there is growing sentiment (including from one herbal trade association) to make adverse event reporting (“AER”) mandatory for all manufacturers and marketers of dietary supplements so that the FDA may take action more quickly than it did on ephedra when a harmful herb or other ingredient is suspected. Since February 2003, there have been several bills proposed in Congress that would amend DSHEA, make safety safeguards stricter even approaching the rigor and reporting required for FDA-regulated drugs. Some examples are as follows:

        Dietary Supplement Safety Act.   The Dietary Supplement Safety Act (“DSSA”) would greatly undermine DSHEA, especially Section 4 regarding safety, giving the FDA new powers of oversight and blanket authority over whole categories of supplements, including herbal supplements. To the best of our knowledge, the bill is still pending.

        Dietary Supplement Access and Awareness Act.   The Dietary Supplement Access and Awareness Act (“DSAAA”) purports to be about safety and access for consumers to supplements, but actually recommends severe restrictions and proposes dramatic redefinitions of what constitutes a dietary supplement. This bill would impose several requirements for supplements, including unprecedented FDA pre-approval as well as strict AER reporting, and excluded only vitamins and minerals from such new requirements. The bill would reverse the safety burden of proof of Section 4 of DSHEA, and instead require the manufacturer to demonstrate safety rather than the burden being on the FDA to show “imminent hazard” or “unreasonable risk.”

        We will continue to monitor these anti-DSHEA bills and determine if any of them become a serious threat to our business. In addition, two major trade associations of the dietary supplement industry – the American Herbal Products Association and the National Natural Foods Association – have both been actively lobbying against any bills that would require or lead to unreasonable restraints on the manufacture and marketing of dietary supplements.

Manufacturing

        Pursuant to current law, dietary supplements are manufactured using good manufacturing practices (“GMPs”). The DSHEA empowered the FDA to issue specialized GMP’s for dietary supplements, but several years passed before the FDA took the next step in the rule-making process. During June 2003, the FDA published a rule which provides comprehensive GMP’s for supplements. Once final GMP regulations become effective, all our manufacturers will be required to adhere to the GMPs. The FDA will most likely institute an effective date for the GMPs, which will allow our manufacturer a reasonable amount of time to conduct this review and, if necessary, revise its manufacturing operations to comply with the final GMP regulations. Typically, the effective date for new manufacturing and labeling regulations is 12 months after the promulgation of the final rule. As of the date of this Annual Report, the FDA has not yet published this final rule on GMPs.

Product Claims, Advertising and Website

        The FDA considers website promotional content to constitute “labeling”, and thus our website must not contain disease claims or drug claims, but only permissible structure/function claims. The Federal Trade Commission (“FTC”) governs the advertising or dietary supplements in any medium or vehicle – print ads, radio spots, infomercials, etc., including Internet ads and websites. The fundamental FTC rule is that all material advertising claims, whether express or implied, must be substantiated by reliable and competent scientific evidence. Because our website must comply with both FDA and FTC regulations, we routinely review our web site and our scientific substantiation for particular claims to determine if it is sufficient and also that there are no disease claims present. We also require our distributors’ websites to be in compliance with FDA and FTC regulations. As such, and to ensure Internet compliance, distributors may only copy or link to our corporate website. Any independent websites are unauthorized and their creators are solely liable for defending any regulatory enforcement actions. Violations of this policy may result in their termination.

        Advertising of products is subject to regulation by the FTC. The FTC prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTC further provides that the dissemination of, or causing to be disseminated, any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act of practice. Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims made for our Jurak Classic Whole Body Tonic.

        In recent years, the FTC has initiated numerous investigations of and actions against dietary supplement products and companies. The FTC issued a guidance document to assist companies in understanding and complying with the substantiation requirement for advertising claims for supplements. We have organized the documentation supporting and substantiating our advertising and promotional practices in compliance with these guidelines. In particular, the FTC has been especially active, using its overlapping jurisdiction with the FDA and its joint agent enforcement mechanism called “cyber stings” via the FTC’s monitoring of supplement claims found on Internet advertising. When the FTC finds compliance violations, the FDA then sends out warning letters regarding these Internet claims, called “Cyber Letters”. The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, disgorgement of profits, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public. Violation of these orders could result in substantial financial or other penalties. We have not been notified that we have been or are the subject of any enforcement action by the FTC. However, any such action in the future by the FTC could materially adversely affect our ability to successfully market our product. Therefore, we pay careful attention to new guidelines and recent investigations launched, complaints filed, and fines imposed by the FTC.

        We attempt to remain in full compliance with all applicable laws and regulations governing the manufacture, labeling, sale, distribution and advertising of our product.

Network Marketing System

        Laws and regulations prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These laws include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases. Illegal schemes, typically referred to as “pyramid”, “chain distribution”, or “endless chain” schemes, compensate participants primarily and solely for the introduction or enrollment of additional participants into the scheme. Often these schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics and claims of huge and quick financial rewards requiring little or no effort. Generally, these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within sales organization is based on sales of the enterprise’s products, rather than investments in the organization or other non-retail sales related criteria or activity. We ensure through counsel that our network marketing system is in regulatory compliance.

        We currently have distributors in all fifty states. In addition to federal regulation, each states has enacts its own “little FTC Act” to regulate sales and advertising. We may receive requests to supply information regarding our network marketing plan to regulatory agencies. We believe that our network marketing program is in compliance with laws and regulations relating to network marketing activities in our current markets. Nevertheless, we remain subject to the risk that, in one or more of our present or future markets, the marketing system or the conduct of certain distributors could be found not to be in compliance with applicable laws and regulations. Failure by a distributor or us to comply with these laws and regulations could have a material adverse effect on our business in a particular market or in general. Any or all of these factors could adversely affect the way we do business and could affect our ability to attract potential distributors or enter new markets. The FTC has been active in its enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components, having instituted several enforcement actions resulting in signed settlement agreements and payment of large fines. Although to our knowledge, we have not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate us in the future. Noncompliance with applicable laws and regulations could: (i) result in enforcement action and imposition of penalties; (ii) require modification of our network marketing system; (iii) result in negative publicity; or (iv) have a negative effect on distributor moral and loyalty. Any of these consequences could have a material adverse effect on our sales as well as our financial condition.

        We cannot predict the nature of any future law, regulation, interpretation, or application, nor can we predict what effect additional governmental legislation or regulations, judicial decisions or administrative orders, when and if promulgated, would have on our business in the future. It is possible that future developments may require that we revise our network marketing program or our product manufacturing and labeling. Any or all of these requirements could have a material adverse effect on our business, results of operations and financial conditions.

EMPLOYEES

        We currently employ 7 employees, all of which are full-time employees. In addition to the current staff, we also have approximately 9,300 distributors nationwide.

REPORTS TO STOCKHOLDERS

        We are currently a reporting issuer in the U.S. and are subject to reporting requirements under section 13 or 15(d) of the U.S. Securities Exchange Act of 1934, as amended. We are required to file the following with the U.S. Securities and Exchange Commission (the “SEC”): (i) quarterly reports on Form 10-QSB; (ii) an annual report on Form 10-KSB; (iii) a Form 8-K to report the occurrence of certain reportable events; (iv) Forms 3, 4 and 5 to report insider sales and acquisition of our securities; and (v) proxy statements. We are required to deliver an annual report to our stockholders prior to or with the distribution of proxy materials relating to annual stockholder meetings.

ITEM 2.    DESCRIPTION OF PROPERTY

        We lease our principal office space located at Hughes Airport Center, 1181 Grier Drive, Suite C, Las Vegas, Nevada 89119. We currently utilize office space and warehouse. We intend to lease this space pursuant to the terms and provisions of our lease at approximately $7,000 per month.

ITEM 3.    LEGAL PROCEEDINGS

        Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During fiscal year ended May 31, 2005, no matters were submitted to our stockholders for approval.

Part II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

        Shares of our common stock are traded on the NASD OTC Bulletin Board under the symbol “JCWW”. The market for our common stock is limited, volatile and sporadic, The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
May 31, 2005	$0.41	$0.26
February 28, 2005	$0.47	$0.27
November 30, 2004	$0.20	$0.13
August 31, 2004	$0.66	$0.40
May 31, 2004	$1.81	$1.50
February 28, 2004	$1.80	$1.75
November 30, 2003	$1.75	$0.75
August 31, 2003	$0.75	$0.20

        As of May 31, 2005, there were approximately 427 shareholders of record of our common shares as reported by our transfer agent, Signature Stock Transfer, Inc., which does not include shareholders who shares are held in street or nominee names. We believe that there are approximately 200 beneficial owners of our common stock. There are no other classes of shares issued or outstanding.

DIVIDEND POLICY

        No dividends have been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have any intention of paying cash dividends on our common stock in the foreseeable future. We are trying to build up inventory levels and expand our business, therefore, it is unlikely that we would use profits for the purpose of paying dividends for the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

        As of the date of this Annual Report, we do not have an equity compensation plan under which equity securities are authorized for issuance. As of the date of this Annual Report, we do not have any warrants issued or outstanding.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	N/A	N/A	N/A

RECENT SALES OF UNREGISTERED SECURITIES

Debt Settlement

        During fiscal year ended May 31, 2005, we entered into a settlement of outstanding debt with one of our executive officers for services rendered (the “Settlement Agreement”). Pursuant to the terms and provisions of the Settlement Agreement, we issued 453,384 shares of our restricted common stock at $0.20 per share to settle the principal amount of $90,677 plus accrued interest due and owing. The per share price of the shares was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, the trading price per share of our common stock on the OTC Bulletin Board, our stage of development, industry status, investment climate and perceived investment risk. We issued shares of our restricted stock in accordance with the transactional exemption under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Securities Act”). The executive officer acknowledged that the securities to be issued have not been registered under the 1933 Securities Act and that she understood the economic risk of an investment in the securities.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Annual Report. Our consolidated financial statements are prepared in accordance with U.S. GAAP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our audited financial statements and the notes thereto.  The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments.  Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources.  Our actual results could differ materially from the results discussed in the forward-looking statements.

RESULTS OF OPERATIONS

	Year ended May 31,
	2005	2004	% Change
Sales	$2,364,398	$2,691,915	(12%)
Gross Profit	$1,856,376	$2,144,077	(13%)
Net Loss	$(508,634)	$(295,276)	(72%)

Basic and Diluted Loss per Share	$(0.02)	$(0.01)

        The results for fiscal year ended May 31, 2005 include decreased cost of sales. Also, our revenue has decreased by 12% resulting in a 13% decrease in gross profit margin in 2004. We continue to build a team of experienced industry professionals and distributors that can lead us to success in herbal industry. We believe our operating systems as implemented reduce shipping errors and increase logistic efficiencies and customer service. As a result of management’s efforts, we believe we have successfully negotiated the lowest costs of goods and payment terms.

Fiscal Year Ended May 31, 2005 Compared to Fiscal Year Ended May 31, 2004

        Our net loss during fiscal year ended May 31, 2005 was ($508,634) compared to ($295,276) during fiscal year ended May 31, 2004 (a decrease of $34,088). During fiscal year ended May 31, 2005, we generated $2,364,398 in gross sales compared to $2,691,915 in gross sales for fiscal year ended May 31, 2004 (a decrease of $170,992). Cost of goods sold decreased during fiscal year ended May 31, 2005 to $508,022 from $577,838 for fiscal year ended May 31, 2004, resulting in net sales or a gross margin of $1,856,376 for fiscal year ended May 31, 2005 compared to $2,114,077 for 2004, as further discussed below.

        During fiscal year ended May 31, 2005, we recorded operating expenses of $1,992,211 compared to operating expenses of $2,312,192 during fiscal year ended May 31, 2004 (a decrease of $319,981). Selling, general and administrative expenses comprised our operating expenses and consisted of: (i) $418,707 (2004: $414,589 in salaries and employee benefits; (ii) $49,700 (2004: $25,395) in advertising and promotion; (iii) $558,608 (2004: $738,238) in contract labor; (iv) $63,897 (2004: $76,900) in legal and accounting; (v) $146,600 (2004: 309,149) in office and general; (vi) $113,741 (2004: $132,476) in rent; (vii) $63,831 (2004: $23,770) in insurance; (viii) $12,747 (2004: $8,535) in depreciation; (ix) $285,275 (2004: $298,636) in consulting fees; and (x) $125,353 (2004: $97,643) in interest expense.

        Our net loss during fiscal year ended May 31, 2005 was ($508,022) or ($0.02) per share compared to a net loss of ($295,276) or ($0.01) per share for fiscal year ended May 31, 2004. For fiscal year ended May 31, 2005, the weighted average number of shares outstanding was 31,615,449 compared to 31,104,962 for fiscal year ended May 31, 2004.

        Sales and Gross Margins

        Sales for fiscal year ended May 31, 2005 were $2,364,398, a slight decrease of 12% over last year’s sales of $2,691,915. The decrease was due to costs associated with our effort to more effectively service our distributors through increased public awareness of our product, including Tonicman radio shows, news releases, advertisements in industry newspapers and direct response TV commercials. In 2005, we focused our sales strategy on a network distribution system. We have also been prominently featured in some key industry publications and attended industry trade shows thereby increasing the visibility of our Jurak Classic Whole Body Tonic and our product mission.

        Gross profit or margin in fiscal year ended May 31, 2005 thus decreased slightly over fiscal year ended May 31, 2004. Gross margin for fiscal year ended May 31, 2005 was $1,856,376 compared with $2,114,077 for the same period for 2004. Gross margin as a percentage of revenue increased to 31% in fiscal year ended May 31, 2005 from 26% in 2004. The increase from fiscal year 2003 to 2004 is primarily due to our ongoing efforts to reduce cost of product by negotiating better terms with new suppliers.

        Operating Expenses

        Total operating expenses for fiscal year ended May 31, 2005 were $1,992,211 compared with $2,312,192 for the same period in 2004. The decrease is related primarily to decreased expenditures on legal and accounting fees, office and general expenses, consulting fees, as well as decreased costs. The decrease in costs have been incurred in order to attempt to achieve increased levels of revenue.

        For fiscal year ended May 31, 2005, advertising and promotion expenditures totaled $49,700 compared with $25,395 for 2004. The increase is related to continued efforts to improve the market awareness of Jurak Classic Whole Body Tonic in order to increase sales growth. During fiscal year ended May 31, 2005, we have advertised in industry publications and attended large industry tradeshows in the United States as well attended distributors’ regional shows in the United States. Other promotions on behalf of our distributors have included a direct response TV commercials to increase awareness by getting our Jurak Classic Whole Body Tonic into consumers’ hands to educate the public on ways to reverse the body’s degenerative process.

        Salaries and benefits for fiscal year ended May 31, 2005 were $418,707 compared with $414,589 in 2004. Contract labor decreased from $558,608 for fiscal year ended May 31, 2005 compared with 738,238 for 2004. Contract labor is utilized to provide us with maximum flexibility. These increases are related to our ongoing commitment to strengthen our distributorship teams in order to achieve increased sales.

        Interest costs for fiscal year ended May 31, 2005 were $125,353 compared with $97,643 for the same period in 2004. Interest costs primarily relate to the $1,345,813 loan from a principal stockholder and related entities.

        Net Loss

        The net loss for fiscal year ended May 31, 2005 was ($508,022) compared to a net loss of ($295,276) for fiscal year ended May 31, 2004, a decrease of $34,088. Basic loss per share was ($0.02) for fiscal year ended May 31, 2005 and ($0.010 per share for fiscal year ended May 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

        As of May 31, 2005, our current assets were $117,389 and our current liabilities were $2,535,097, which resulted in a working capital deficit of $2,417,708. As of May 31, 2005, total assets were $189,319 consisting of: (i) $488 in cash; (ii) $561 in accounts receivable; (iii) $104,194 in inventory; (iv) $12,146 in prepaid expenses; (v) $35,544 in restricted cash; (vi) $9,410 in deposits; and (vii) $26,976 in office furnishings and equipment (net depreciation and amortization).

        As of May 31, 2005, total liabilities were comprised of (i) $253,780 in accounts payable; (ii) $367,104 in accrued compensation; (iii) $554,466 in accrued royalties; (iv) $,345,813 payable to stockholder/officer; (v) $7,241 in checks issued in excess of bank balance; and (vi) $13,135 in current and long-term portion of capital lease obligation.

        Stockholders’ deficit increased from ($2,239,967) at fiscal year ended May 31, 2004 to ($2,352,220) at fiscal year ended May 31, 2005.

        Net cash flows from operating activities during fiscal year ended May 31, 2005 was $5,671 compared with net cash flows used in operating activities of ($147,705) for the same period in 2004. The change was caused by an increase in inventories and prepaid expenses.

        During fiscal year ended May 31, 2005, net cash used in investing activities was ($2,744) compared with net cash used in investing activities of ($9,200) during fiscal year ended May 31, 2004. Net cash used in investing activities during fiscal years ended May 31, 2005 and 2004, respectively, was primarily for the purchase of office equipment.

        During fiscal year ended May 31, 2005, net cash provided by financing activities was ($2,951) compared with net cash provided by financing activities of (143,668 during fiscal year ended May 31, 2004. The decrease is related to a decrease in proceeds received from stock issuances and the note payable to the stockholder/officer.

PLAN OF OPERATION

        We have been, since our inception, reliant on external investment to finance ongoing operations as we are not yet operating profitably. During fiscal year ended May 31, 2005, we owed an aggregate amount of $1,345,813 to an officer/stockholder for amounts loaned to us in order to support our operations. While we expect that we will achieve profitable operations in the future, there can be no assurance that our revenue, margins, and profitability will increase or be sufficient to support our operations in the long term. We expect we will need to raise additional capital to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our business operations. We are continuing to pursue external financing alternatives to improve our working capital position and to grow our business to the greatest possible extent.

MATERIAL COMMITMENTS

        A significant commitment for fiscal year ending May 31, 2006 relates to the loan from the officer/stockholder in the aggregate principal amount of $1,345,813 with interest accrued in the amount of $125,353 and bearing at 8% per annum. The loan is without any specific payment terms and is not secured.

        A significant commitment for fiscal year ending May 31, 2006 relates to the License Agreement with Jurak. As of fiscal year ended May 31, 2005, an aggregate amount of $900,735 is due and owing to Jurak.

OFF-BALANCE SHEET ARRANGEMENTS

        As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

FUTURE OUTLOOK

        The demand for our product is largely dependent upon the level of acceptance and understanding of herbal dietary supplements in the North American distributor and consumer sectors. Market size for herbal dietary supplement products and our relative share of this market will be affected by a number of factors, which include general understanding and awareness, continuing growth in homeopathic awareness, government regulations and general economic conditions. We are attempting to mitigate some of these risks through education and employing well-known persons to endorse our products.

        As we continue to expand our operations internationally we must be aware of any inherent business risks associated with doing so. We have attempted to mitigate these risks by establishing a network marketing system utilizing persons who are familiar with the industry.

ITEM 7.    FINANCIAL STATEMENTS

JURAK CORPORATION WORLD WIDE, INC.

Audited Financial Statements

May 31, 2005

Index

Report of Independent Registered Public Accounting Firm dated September 13, 2005

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

JURAK CORPORATION
WORLD WIDE, INC.

FINANCIAL REPORT

MAY 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Jurak Corporation World Wide, Inc.

        We have audited the accompanying balance sheet of Jurak Corporation World Wide, Inc., a Minnesota corporation, as of May 31, 2005, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements present fairly, in all material respects, the financial position of Jurak Corporation World Wide, Inc. as of May 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

CARVER MOQUIST & O’CONNOR, LLC

Minneapolis, Minnesota
September 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Jurak Corporation World Wide, Inc.

        We have audited the accompanying balance sheet of Jurak Corporation World Wide, Inc., a Minnesota corporation, as of May 31, 2004, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

        In our opinion, the financial statements present fairly, in all material respects, the financial position of Jurak Corporation World Wide, Inc. as of May 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
July 9, 2004

JURAK CORPORATION WORLD WIDE, INC.

BALANCE SHEETS
May 31, 2005 and 2004

	2005	2004
ASSETS
CURRENT ASSETS
Cash	$488	$512
Accounts receivable	561	—
Inventories	104,194	96,149
Prepaid expenses	12,146	156,130

Total current assets	117,389	252,791

RESTRICTED CASH	35,544	35,544

DEPOSITS	9,410	25,554

OFFICE FURNISHINGS AND EQUIPMENT, less
Accumulated depreciation and amortization of $122,224 and $106,476 in 2005
and 2004, respectively	26,976	33,441

	$189,319	$347,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Checks issued in excess of bank balance	$7,241	$66,248
Current portion of capital lease obligations	6,693	5,156
Accounts payable	253,780	280,816
Accrued compensation	268,280	500,143
Accrued royalties	900,736	400,736
Payable to stockholder, officer	1,345,813	1,324,116

Total current liabilities	2,782,543	2,577,215

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	6,442	10,082

Total liabilities	2,788,985	2,587,297

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, par value $.001 per share,
50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $.001 per share, 150,000,000 shares
authorized, 31,937,267 and 31,267,581 shares issued and outstanding
at May 31, 2005 and 2004, respectively	31,938	31,268
Additional paid-in capital	915,814	767,549
Accumulated deficit	(3,547,418)	(3,038,784)

Total stockholders’ deficit	(2,599,666)	2,239,967

	$189,319	$347,330

See Notes to Financial Statements.

JURAK CORPORATION WORLD WIDE, INC.

STATEMENTS OF OPERATIONS
Years Ended May 31, 2005 and 2004

	2005	2004
Sales	$2,364,398	$2,691,915
Cost of sales	508,022	577,838

Gross profit	1,856,376	2,114,077

Selling, general and administrative expenses	2,239,657	2,312,192

Loss from operations	(383,281)	(198,115)

Other income (expense)
Interest expense	(125,353)	(97,643)
Other income (expense)	—	482

Net loss	$(508,634)	$(295,276)

Basic loss per common share	$(.02)	$(.01)

Weighted average outstanding common shares	31,615,449	31,104,962

See Notes to Financial Statements.

JURAK CORPORATION WORLD WIDE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended May 31, 2005 and 2004

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount
Balance, May 31, 2003	31,055,500	$31,056	$553,630	$(2,743,508)
Stock issuance	212,081	212	213,919	—
Net loss	—	—	—	(295,276)

Balance, May 31, 2004	31,267,581	31,268	767,549	(3,038,784)
Stock issuance	669,686	670	148,265	—
Net loss	—	—	—	(508,634)

Balance, May 31, 2005	31,937,267	$31,938	$915,814	$(3,547,418)

See Notes to Financial Statements.

JURAK CORPORATION WORLD WIDE, INC.

STATEMENTS OF CASH FLOWS
Years Ended May 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(508,634)	$(547,838)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	12,747	8,535
Changes in operating assets and liabilities:
Accounts receivable	(561)	—
Inventories	(8,045)	155,630
Prepaid expenses	143,984	(156,130)
Deposits	16,144	3,346
Accounts payable	(27,036)	(50,846)
Accrued compensation and royalties	377,072	187,036

Net cash provided by (used in) operating activities	5,671	(147,705)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(2,744)	(9,300)
Decrease in restricted cash	—	100

Net cash used in investing activities	(2,744)	(9,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Checks issued in excess of bank balance	(59,007)	66,248
Stock issuance	40,000	195,000
Payments on capital lease obligations	(5,641)	(1,630)
Change in payable to stockholder, officer	21,697	(115,950)

Net cash provided by (used in) financing activities	(2,951)	143,668

Decrease in cash	(24)	(13,237)
Cash:
Cash, beginning of year	512	13,749

Cash, end of year	$488	$512

SUPPLEMENTAL CASH FLOW DISCLOSURES
Equipment obtained through a capital lease	$3,538	$16,868
Conversion of accrued compensation to common stock	108,935	19,131

JURAK CORPORATION WORLD WIDE, INC.

NOTES TO FINANCIAL STATEMENTS
May 31, 2004 and 2003

Note 1.	Nature of Business and Summary of Significant Accounting Policies:

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

Inventories:

Inventories are valued at the lower of cost (first-in, first-out method) or market and consist of the following:

	May 31
	2005	2004
Raw materials	$33,951	$12,181
Finished goods and supplies	70,243	83,968

	$104,194	$96,149

Office furnishings and equipment:

Office furnishings and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful life of three to seven years. Maintenance repairs and minor renewals are expensed when incurred.

Advertising:

The Company expenses advertising costs as they are incurred. Advertising costs were $3,284 and $25,105 for the years ended May 31, 2005 and 2004, respectively.

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued):

Shipping and handling costs:

Shipping and handling costs charged to customers have been included in sales. Inbound freight and handling costs incurred by the Company have been included in cost of sales.

Revenue recognition:

The Company recognizes revenue when persuasive evidence of an arrangement exists, when title and risk of ownership passes, the sales price is fixed or determinable, and collectibility is probable. Generally, these criteria are met at the time product is shipped.

Carrying value of financial instruments:

The carrying value of the Company’s financial instruments approximates fair value at May 31, 2005 and 2004. The carrying amounts for cash, accounts payable and other accrued liabilities approximate fair value because of the short maturity of these instruments.

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

Loss per common share:

Loss per share is computed based on the weighted average number of common shares outstanding. There are 195,000 warrants outstanding (Note 5) and 83,433 and 86,694 certificates for shares of stock (Note 8) that would be considered anti-dilutive.

Recent accounting pronouncements:

The FASB issued SFAS No. 123(R), “Share-Based Payment,” in December 2004, which will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows companies to implement SFAS No. 123(R) at the beginning of their fiscal year that begins after June 15, 2005. Under the new rule, SFAS No. 123(R) will become effective for us in the first quarter of fiscal 2007. The Company believes the adoption of SFAS 123(R) will not impact the Company’s financial statements as it has not issued stock options to its employees.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are currently evaluating the provisions of SFAS No. 151 and will adopt it on June 1, 2006, as required.

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued):

Reclassifications:

Certain reclassifications have been made to the 2004 financial statements to conform to the classifications used in 2005. Such reclassifications had no effect on net loss or stockholders’ deficit.

Note 2.	Company’s Continued Existence:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses and its liabilities exceed its assets. The Company intends to generate positive cash flows from operations through increased sales utilizing the network of distributors in place, issuance of additional stock, and obtain necessary capital through additional advances from the Company’s principal stockholder. To continue operations, the Company must raise additional capital. As noted in Note 5, the Company has initiated a private placement of common stock and a warrant for each share purchased. However, there can be no assurance the Company will be able to obtain capital in the private placement. The Company has no committed sources or arrangements for additional financing. The financial statements do not include any adjustment relating to recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue to exist. Management believes that actions presently being taken on provide the opportunity for the Company to continue as a going concern.

Note 3.	Capital Lease Obligations:

The Company has capital leases for new computer equipment, expiring through October 2008. The leases bear interest ranging from 5% to 25%. The obligations are collateralized by the equipment under lease. Total cost and accumulated amortization of the lease equipment was $20,406 and $7,461 at May 31, 2005 and $16,868 and $1,687 at May 31, 2004. Amortization expense on the leased assets is included with depreciation expense.

Future minimum lease payments under capital lease and the net present value of the future minimum lease payments are as follows for the years ended May 31:

2005	$7,658
2006	5,417
2007	1,298

Total Future Minimum Lease Payments	14,373
Less Amount Representing Interest	(1,238)

Present value of Future Minimum Lease Payments	13,135
Less Current Portion	(6,693)

Long-Term Capital Lease Obligations	$6,442

Note 4.	Stockholder Rights:

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

During the year ended May 31, 2005 and 2004, 16,302 shares and 17,081 shares, respectively, were issued to various distributors under its distributor bonus plan (Note 8).

Note 6.	Income Taxes:

For income tax purposes, pre-opening costs were deferred and are being amortized to expense in future tax returns. The (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

	May 31
	2005	2004
Expected (benefit) at statutory rate	$(328,000)	$(83,000)
Effect of graduated federal rates	8,000	8,000
Increase in valuation allowance	320,000	75,000

	$—	$—

The following is a summary of deferred taxes:

	May 31
	2005	2004
Deferred tax assets:
Net operating loss and related party accruals	$1,220,000	$900,000
Valuation allowance	(1,220,000)	(900,000)

	$—	$—

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur. The Company has net operating loss carry forwards of approximately $2,000,000 that expire through the year 2024.

Note 7.	Related Party Transactions:

The principal stockholder and related entities have advanced to the Company or requested reimbursement for $1,345,813 and $1,324,116 as of May 31, 2005 and 2004, respectively. These amounts include accrued interest of $539,991 and $434,714 as of May 31, 2005 and 2004, respectively. Interest on the advances is at 8% and a total of $125,353 and $97,298 was charged to operations for the years ended May 31, 2005 and 2004, respectively, and is included in the payable to stockholder, officer amount at May 31, 2005 and 2004.

Note 8.	Commitments:

The Company rents office and warehouse space in Las Vegas, Nevada under terms of an operating lease which calls for a base monthly rental of approximately $6,700, increasing annually, plus operating expenses through June 2009. Rent expense plus operating expenses under this agreement for the years ended May 31, 2005 and 2004 was $92,530 and $119,500, respectively.

Minimum lease payments are the following for the year ending May 31:

2006	$82,426
2007	84,899
2008	87,446
2009	83,593
2010	6,700

Total Future Minimum Lease Payments	$345,064

The Company is offering 3,000,000 of its shares to its distributors under a plan whereby the distributors earn a stock bonus based on sales and “bonus points.” A distributor who purchases enough product for 160 points, sponsors three persons who each purchase enough product for 160 points and who in turn sponsor three additional persons who each purchase enough product for 160 points will receive 10 certificates. Each certificate will be redeemed for one share of the Company’s common stock three years after it has been earned. The number of certificates outstanding at May 31, 2005 and 2004 was 83,433 and 86,694, respectively. The liability for the bonus points of $100,287 and $217,321 at May 31, 2005 and 2004, respectively, is included in accrued compensation. During the year ended May 31, 2005 and 2004, 16,302 shares and 17,081 shares, respectively, were issued to various distributors under this plan.

The Company entered into an agreement with a bank whereby a certain amount must be deposited into a restricted cash account in exchange for credit card processing.

The Company has entered into an intellectual property license agreement with an entity related to the principal stockholder and to a separate foundation. The agreement calls for royalty payments to the entity and foundation that total 8% of “net sales price” subject to a minimum royalty fee of $500,000 each year to the entity related to the principal stockholder and other conditions as defined by the agreement. The minimum royalty fee for the year ended May 31, 2004 was waived by the principal stockholder. The amount expensed for the years ended May 31, 2005 and 2004 was $500,000 and $165,000, respectively, and is included in accrued royalties at May 31, 2005 and 2004.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On March 14, 2005, our Board of Directors approved and authorized the termination of the services of Virchow, Krause & Company, LLP (“VK&Co.”) as our principal independent accountant. The termination of the services of VK&Co. was a result of communication between us and VK&Co. and the subsequent decision by our Board of Directors that it would be in our best interests to effect a change in auditors in order to address the needs of a small business development company. During our two most recent fiscal years and any subsequent interim period preceding the resignation of VK&Co., there were no disagreements with VK&Co. which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of VK&Co., would have caused VK&Co. to make reference to the subject matter of the disagreements in connection with its reports. The report of VK&Co. for fiscal year ended May 31, 2004 indicated the following:

        “The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discuss in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

        Except as described in the immediately preceding paragraph, the report of VK&Co. did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

        On March 15, 2005, our Board of Directors approved and authorized the engagement of the services of Carver Moquist & O’Connor, LLC (“CMO”), as our principal independent accountants. The address and telephone/facsimile numbers for CMO are as follows: 1550 American Blvd. East, Suite 680, Bloomington, Minnesota 55425, telephone no. 952.854.5700 and facsimile no. 952.854.1163.

        We did not previously contact CMO prior to its engagement regarding application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and nether written nor oral advice was sought by us from CMO prior to its engagement regarding an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

ITEM 8A.    CONTROLS AND PROCEDURES

        An evaluation was conducted under the supervision and with the participation of our management, including Anthony Carl Jurak, our Chief Executive Officer and Roger Theriault, our President, and Maria Guedes, our Vice President of Operations/Assistant Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2005. Based on that evaluation, Mr. Jurak, Mr. Theriault and Ms. Guedes concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the fiscal year ended May 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

        Our Board of Directors has established an audit committee. The members of the audit committee are Anthony Jurak, Connie Camacho and Brenda Gigstaad. None of the members of the audit committee are “independent” within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized in June 2004 and operates under a written charter adopted by the Board of Directors.

        The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended May 31, 2005. The audit committee has also discussed with Carver Moquist & O’Connor LLC the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Carver Moquist & O’Connor LLC required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Carver Moquist & O’Connor LLC their independence.

        Based on the reviews and discussions referred to above, the audit committee has recommended to our Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended May 31, 2005 be filed with the Securities and Exchange Commission.

ITEM 8B.    OTHER INFORMATION

        Not applicable.

Part III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

        All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

        As of the date of this Annual Report, our directors and executive officers, their ages and positions held are as follows:

NAME	AGE	OFFICES HELD
Anthony C. Jurak	67	Director, Chairman of the Board and Chief Executive Officer/Secretary

Roger Theriault	59	Director, President

Maria J. Guedes	36	Vice President of Operations/Assistant Secretary

BIOGRAPHIES

        The backgrounds of our directors and executive officers are as follows:

        Anthony C. Jurak.   Mr. Jurak is the founder of our company, and a director and Chairman of the Board and our Chief Executive Officer/Secretary. Mr. Jurak was also a co-chairman and secretary/treasurer for more than the five years of Matol Partners Corporation, terminating his position in February 1997, and since has worked primarily for us. While with Matol Partners Corporation, Mr. Jurak was in charge of finances and then committed his time to marketing and sales. Mr. Jurak has broad marketing and financial experience, including wholesale and retail companies.

        Roger Theriault.   Mr. Theriault is our President and a director. Mr. Therialt was also the director of national sales for Shaklee Canada from 1979 to 1984. During that time, he was mostly involved in marketing and sales and responsible for three regional sales managers and more than 100,000 distributors. Mr. Theriaiult was the founder of Nova Sante Pacific International where he worked from 1989 to 1994. Since 1995, he has been a consultant to Triple Gold (Ecuador), Radical Advance Technologieis and CiDem (France).

        Maria J. Guedes.   Ms. Guedes is our Vice-President of Operations, Assistant Secretary since 1997. Ms. Guedes is a graduate of Notre Dame College (Canada) with a degree in business. Ms. Guedes provides human resource management, maintains and oversees the development of our customized computer databases, oversees inventory control systems, reviews accounting practices and acts as the office manager/administrator.

FAMILY RELATIONSHIPS

        There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

        During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

        As of the date of this Annual Report, Anthony Jurak, Connie Camacho and Brenda Gigstad have been appointed as members to our audit committee. None of the members are “independent” within the meaning of Rule 10A-3 under the Exchange Act. The Board of Directors has determined that there is not a financial expert serving on the audit committee. We are currently involved in appointing a financial expert to the audit committee, but haven’t finalized such appointment as of the date of this Annual Report. The audit committee operates under a written charter adopted by the Board of Directors during June 2004.

        The audit committee’s primary function is to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee’s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Section 16(a) of the Exchange Act requires directors and officers, and the persons who beneficially own more than 10% of common stock, of certain companies to file reports of ownership and changes in ownership with the Securities and Exchange Commission. We are not required to file reports under Section 16 of the Exchange Act.

ITEM 10.    EXECUTIVE COMPENSATION

        During fiscal years ended May 31, 2005 and 2004, certain officers were compensated for their role as executive officers. As of the date of this Annual Report, we do not have any stock option, pension, annuity, insurance, profit sharing or similar benefit plans. Executive compensation is subject to change concurrent with our requirements. We do not have employment agreements with any of our officers.

        Generally, our directors do not receive salaries or fees for serving as directors nor do they receive any compensation for attending meetings of the Board of Directors. However, we may adopt a director compensation policy in the future. We do not currently have any standard arrangement pursuant to which our directors are compensated for services provided as a director or for committee participation or special assignments. Directors are, however, entitled to reimbursement of expenses incurred in attending meetings.

SUMMARY COMPENSATION TABLE

Compensation

        None of our executive officers received an annual salary and bonus that exceeded $60,000 during the fiscal years ended May 31, 2005, 2004 and 2003. We do not currently have a compensation committee. Decisions as to compensation are made from time-to-time by our Board of Directors with no established policies or formulas. The following table sets forth the compensation received by Mr. Jurak.

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Anthony Jurak	2005	$60,000(2)	Nil	Nil	None	Nil	None	None
Chief Executive Officer/	2004	$60,000(2)	Nil	Nil	None	Nil	None	None
Secretary, Chairman of the Board, Director	2003	$60,000(2)	Nil	Nil	None	Nil	None	None

_________________
(1)	Consulting fees for Mr. Jurak are denominated in Canadian funds and paid by Jurak Holdings Ltd. on behalf of us.
(2)	Mr. Jurak earned consulting fees of CDN $54,091.98 during fiscal year ended May 31, 2005, of which $22,533.00 has accrued. As of fiscal year ended May 31, 2005, an aggregate amount of $22,533.00 was due and owing Mr. Jurak for payment of accrued consulting fees.

Stock Options/SAR Grants In Fiscal Year Ended May 31, 2005

        As of the date of this Annual Report, we do not have a stock option plan in effect. The following reflects that information for fiscal year ended May 31, 2005 regarding stock options. No stock options were granted in any previous fiscal years.

Name	Number of Securities Under Options/SARs Granted	% of Total Options/SARs Granted to Employees in Financial Year	Exercise or Base Price ($/Security)	Expiration Date
Not Applicable	Nil	Nil	Nil	Not applicable

Long Term Incentive Plan (“LTIP”) Awards Table

        We have no long-term incentive plans in place and therefore there were no awards made under any long-term incentive plan to any of the above executive officers during fiscal year ended May 31, 2005.

EMPLOYMENT AGREEMENTS

        As of the date of this Annual Report, we do not have any employment agreements with our executive officers, but we intend to enter into such agreements with our senior executive officers in the future.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of May 31, 2005, there are 31,937,267 shares of common stock issued and outstanding.

Title of Class	Name and Address(1) of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	(1)Anthony C. Jurak	13,419,500(2)	42.02%

Common	Roger Theriault	2,700,000	8.45%

Common	Maria Guedes	453,384	1.42%

Common	Executive Officers/Directors as a Group (3 Persons)	16,572,884	51.89%
_________________
(1)	The address for all management is 1181 Grier Drive, Suite C, Las Vegas, Nevada 89119.
(2)	Held in trust by Jurak Holdings Limited, 4478 – 97th Street, Edmonton, Alberta, Canada T6E 5R9, of which Anthony Jurak is the sole beneficiary.

CHANGES IN CONTROL

        Our Board of Directors is unaware of any arrangement or understanding among the individuals listed in the beneficial ownership table with respect to election of our directors or other matters. We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There have been no related transactions occurring during fiscal years ended May 31, 2005 and 2004 that have been greater than $60,000.

ITEM 13.    EXHIBITS

(a)	Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certification pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Subsection 1350

32.2	Certificate pursuant to 18 U.S.C. Subsection 1350

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

        During fiscal year ended May 31, 2005, we incurred approximately $10,542 in fees to our principal independent accountants for professional services rendered in connection with preparation and audit of our financial statements for fiscal year ended May 31, 2005 and for the review of our financial statements for the quarters ended August 31, 2004, November 30, 2004 and February 28, 2005.

        During fiscal year ended May 31, 2004, we incurred approximately $15,792 in fees to our principal independent accountant for professional services rendered in connection with audit of our financial statements for fiscal year ended May 31, 2004 and for the review of our financial statements for the quarters ended August 31, 2003, November 30, 2003 and February 28, 2004.

        Our principal accountants did not bill any other audit-related fees during the respective time periods.

TAX FEES

        During the fiscal years ended May 31, 2004, we incurred approximately $3,750, respectively, to our principal independent accountants for professional services rendered in connection with tax compliance, consultation, and planning, including preparation of federal income tax returns for the respective periods. Taxes for fiscal year ended May 31, 2005 have not yet been prepared; therefore, no costs have been incurred.

ALL OTHER FEES

        During fiscal years ended May 31, 2005 and 2004, we incurred approximately $2,500 and $11,850 respectively, to our principal independent accountants for professional services other than audit and tax services.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jurak Corporation World Wide, Inc. (Registrant)

Date September 10, 2005	By	/s/ Anthony Jurak
Anthony Jurak Chairman, Chief Executive Officer and Director

Date September 10, 2005	By	/s/ Maria Guedes
Maria Guedes Chief Financial Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date September 13, 2005	By	/s/ Anthony Jurak
Anthony Jurak Chairman of the Board, Director

Date September 13, 2005	By	/s/ Roger Theriault
Roger Theriault President, Director