Form 10KSB/A
period 2005-05-31
JURAK CORP WORLD WIDE INC
filed 2005-09-20
CIK 1060888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to

FORM 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: May 31, 2005

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

Yes ☒       No ☐

Check here if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act.)    Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year (ending May 31, 2005): $2,364,398

        We continually strive to improve our marketing strategies, including the compensation structure within our network marketing organization, to attract and motivate distributors. These efforts are designed to increase monthly product sales and the recruiting of distributors. We have set aside 3,000,000 shares of our restricted common stock for our distributors under a plan whereby the distributors earn a stock bonus based on sales and “bonus points”. A distributor who purchases enough product for 160 points sponsors three persons who each purchase enough product for 160 points and who in turn sponsor three additional persons who each purchase enough product for 160 points will receive ten certificates. The number of certificates outstanding at May 31, 2005 and 2004 was 83,434 and 86,694 respectively. Each certificate earned is redeemable for one share of our restricted common stock at the current market price at the time of redemption. The shares of common stock are contractually restricted from sale for three year from the time of earning.

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

Material Agreements

        Intellectual Property License Agreement

        On approximately January 1, 1999, we entered into an intellectual property license agreement (the “License Agreement”) with Jurak Holdings Limited, a corporation organized under the laws of the Province of Alberta and an affiliate of our Chief Executive Officer and one of our directors (“Jurak”). Pursuant to the terms and provisions of the License Agreement, we are required to pay the greater of $500,000 for fiscal year 2003 and each calendar year thereafter during the first ten years of the License Agreement (the “Minimum Royalty Fee”) or eight percent of the net sales price of all license products sold under the License Agreement (the “Continuing Royalty Fee”). After fiscal 2013, we are required to make payments in the amount of the Continuing Royalty Fee.

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

RISKS RELATED TO OUR COMMON STOCK

        Sale of Restricted Common Stock.

        As of May 31, 2005, there are 31,937,267 outstanding shares of our common stock, of which 848,384 are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of May 31, 2005, there are no warrants outstanding other than the 195,000 we initiated during the year ended May 31, 2004 in a private placement of common stock for 1,000,000 shares at the price of $1.00 per share which at May 31, 2004, 195,000 shares had been issued related to this private placement. The placement includes a warrant for each share purchased and is exercisable at $1.25 per share for two years from that date.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

        As of the date of this Annual Report, we are offering up to 3,000,000 shares to our distributors under a plan whereby the distributors earn a stock bonus based on sales and bonus points. Each certificate will be redeemed for one share of our common stock three years after it has been earned. The number of certificates outstanding at May 31, 2005 was 83,433. As of the date of this Annual Report, we have 195,000 warrants issued or outstanding.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders
Ambassador Program	83,433	N/A	N/A
Warrants	195,000	$1.25	195,000

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

Fiscal Year Ended May 31, 2005 Compared to Fiscal Year Ended May 31, 2004

        Our net loss during fiscal year ended May 31, 2005 was ($508,634) compared to ($295,276) during fiscal year ended May 31, 2004 (a decrease of $213,358). During fiscal year ended May 31, 2005, we generated $2,364,398 in gross sales compared to $2,691,915 in gross sales for fiscal year ended May 31, 2004 (a decrease of $327,517). Cost of goods sold decreased during fiscal year ended May 31, 2005 to $508,022 from $577,838 for fiscal year ended May 31, 2004, resulting in net sales or a gross margin of $1,856,376 for fiscal year ended May 31, 2005 compared to $2,114,077 for 2004, as further discussed below.

        During fiscal year ended May 31, 2005, we recorded operating expenses of $1,992,211 compared to operating expenses of $2,312,192 during fiscal year ended May 31, 2004 (a decrease of $319,981). Selling, general and administrative expenses comprised our operating expenses and consisted of: (i) $418,707 (2004: $414,589 in salaries and employee benefits; (ii) $54,511 (2004: $25,395) in advertising and promotion; (iii) $558,608 (2004: $738,238) in contract labor; (iv) $63,897 (2004: $76,900) in legal and accounting; (v) $146,600 (2004: 309,149) in office and general; (vi) $113,741 (2004: $132,476) in rent; (vii) $63,831 (2004: $23,770) in insurance; (viii) $12,747 (2004: $8,535) in depreciation; (ix) $285,275 (2004: $298,636) in consulting fees; and (x) $125,353 (2004: $97,643) in interest expense.

        Our net loss during fiscal year ended May 31, 2005 was ($508,634) or ($0.02) per share compared to a net loss of ($295,276) or ($0.01) per share for fiscal year ended May 31, 2004. For fiscal year ended May 31, 2005, the weighted average number of shares outstanding was 31,615,449 compared to 31,104,962 for fiscal year ended May 31, 2004.

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

        For fiscal year ended May 31, 2005, advertising and promotion expenditures totaled $54,511 compared with $25,395 for 2004. The increase is related to continued efforts to improve the market awareness of Jurak Classic Whole Body Tonic in order to increase sales growth. During fiscal year ended May 31, 2005, we have advertised in industry publications and attended large industry tradeshows in the United States as well attended distributors’ regional shows in the United States. Other promotions on behalf of our distributors have included a direct response TV commercials to increase awareness by getting our Jurak Classic Whole Body Tonic into consumers’ hands to educate the public on ways to reverse the body’s degenerative process.

        Salaries and benefits for fiscal year ended May 31, 2005 were $418,707 compared with $414,589 in 2004. Contract labor decreased from $558,608 for fiscal year ended May 31, 2005 compared with $738,238 for 2004. Contract labor is utilized to provide us with maximum flexibility. These increases are related to our ongoing commitment to strengthen our distributorship teams in order to achieve increased sales.

        Interest costs for fiscal year ended May 31, 2005 were $125,353 compared with $97,643 for the same period in 2004. Interest costs primarily relate to the $1,345,813 loan from a principal stockholder and related entities.

        Net Loss

        The net loss for fiscal year ended May 31, 2005 was ($508,634) compared to a net loss of ($295,276) for fiscal year ended May 31, 2004, a decrease of $213,358. Basic loss per share was ($0.02) for fiscal year ended May 31, 2005 and ($0.01) per share for fiscal year ended May 31, 2004.

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

        Stockholders’ deficit increased from ($2,239,967) at fiscal year ended May 31, 2004 to ($2,599,666) at fiscal year ended May 31, 2005.

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

        During fiscal year ended May 31, 2005, net cash provided by financing activities was ($2,951) compared with net cash provided by financing activities of ($143,668 during fiscal year ended May 31, 2004. The decrease is related to a decrease in proceeds received from stock issuances and the note payable to the stockholder/officer.

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

VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
July 9, 2004

JURAK CORPORATION WORLD WIDE, INC.

BALANCE SHEETS
May 31, 2005 and 2004

	2005	2004
ASSETS
CURRENT ASSETS
Cash	$488	$512
Accounts receivable	561	—
Inventories	104,194	96,149
Prepaid expenses	12,146	156,130

Total current assets	117,389	252,791

RESTRICTED CASH	35,544	35,544

DEPOSITS	9,410	25,554

OFFICE FURNISHINGS AND EQUIPMENT, less
Accumulated depreciation and amortization of $122,224 and $106,476 in 2005
and 2004, respectively	26,976	33,441

	$189,319	$347,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Checks issued in excess of bank balance	$7,241	$66,248
Current portion of capital lease obligations	6,693	5,156
Accounts payable	253,780	280,816
Accrued compensation	268,280	500,143
Accrued royalties	900,736	400,736
Payable to stockholder, officer	1,345,813	1,324,116

Total current liabilities	2,782,543	2,577,215

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	6,442	10,082

Total liabilities	2,788,985	2,587,297

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, par value $.001 per share,
50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $.001 per share, 150,000,000 shares
authorized, 31,937,267 and 31,267,581 shares issued and outstanding
at May 31, 2005 and 2004, respectively	31,938	31,268
Additional paid-in capital	915,814	767,549
Accumulated deficit	(3,547,418)	(3,038,784)

Total stockholders’ deficit	(2,599,666)	(2,239,967)

	$189,319	$347,330

See Notes to Financial Statements.

JURAK CORPORATION WORLD WIDE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended May 31, 2005 and 2004

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, May 31, 2003	31,055,500	$31,056	$553,630	$(2,743,508)	$(2,158,822)
Stock issuance	212,081	212	213,919	—	214,131
Net loss	—	—	—	(295,276)	(295,276)

Balance, May 31, 2004	31,267,581	31,268	767,549	(3,038,784)	(2,239,967)
Stock issuance	669,686	670	148,265	—	148,935
Net loss	—	—	—	(508,634)	(508,634)

Balance, May 31, 2005	31,937,267	$31,938	$915,814	$(3,547,418)	$(2,599,666)

See Notes to Financial Statements.

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

During the year ended May 31, 2004, the Company initiated a private placement for 1,000,000 shares of the Company’s stock at the price of $1.00 per share. At May 31, 2005 and 2004, 200,000 and 195,000 shares, respectively, had been issued related to the private placement. The placement includes a warrant for each share purchased and is exercisable at $1.25 per share for two years from that date.

During the year ended May 31, 2005 and 2004, 16,302 shares and 17,081 shares, respectively, were issued to various distributors under its distributor bonus plan (Note 8).

During the year ended May 31, 2005, the Company issued 453,384 shares to an officer of the Company for payment of accrued compensation.

Note 6.	Income Taxes:

For income tax purposes, pre-opening costs were deferred and are being amortized to expense in future tax returns. The (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

	May 31
	2005	2004
Expected (benefit) at statutory rate	$(328,000)	$(83,000)
Effect of graduated federal rates	8,000	8,000
Increase in valuation allowance	320,000	75,000

	$—	$—

The following is a summary of deferred taxes:

	May 31
	2005	2004
Deferred tax assets:
Net operating loss	$759,000	$700,000
Related party accruals	$461,000	$200,000
Valuation allowance	(1,220,000)	(900,000)

	$—	$—

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

The Company is offering 3,000,000 of its shares to its distributors under a plan whereby the distributors earn a stock bonus based on sales and “bonus points.” A distributor who purchases enough product for 160 points, sponsors three persons who each purchase enough product for 160 points and who in turn sponsor three additional persons who each purchase enough product for 160 points will receive 10 certificates. Each certificate will be redeemed for one share of the Company’s common stock three years after it has been earned. The number of certificates outstanding at May 31, 2005 and 2004 was 83,433 and 86,694, respectively. The liability for the bonus points of $100,287 and $217,370 at May 31, 2005 and 2004, respectively, is included in accrued compensation. During the years ended May 31, 2005 and 2004, 16,302 shares and 17,081 shares, respectively, were issued to various distributors under this plan.

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

ITEM 8A.    CONTROLS AND PROCEDURES

        During the course of their audit of our financial statements for fiscal 2005, our independent registered public accounting firm, Carver Moquist & O’Connor, LLC (CMO), advised management and the Audit Committee of our Board of Directors that they had identified deficiencies in internal control. One of the deficiencies is considered to be a “material weakness” as defined under standards established by the American Institute of Certified Public Accountants.

        The material weakness relates to the lack of financial oversight controls related to management review of the distributor compensation plan.

        Subsequently, the Audit Committee developed a corrective action plan consisting of developing procedures and policies related to our liability accounts.

        We have discussed our corrective action and future plans with our Audit Committee and CMO and, as of the date of this Annual Report on Form 10-KSB, we believe the actions outlined above have corrected the deficiencies in internal controls that are considered to be a material weakness. Further, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the material weaknesses noted above did not, however, impact the quality of the financial information provided on a quarterly or annual basis.

        In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover all failure of persons with the Company to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On approximately January 1, 1999, we entered into an intellectual property license agreement (the “License Agreement”) with Jurak Holdings Limited, a corporation organized under the laws of the Province of Alberta and an affiliate of our Chief Executive Officer and one of our directors (“Jurak”). Pursuant to the terms and provisions of the License Agreement, we are required to pay the greater of $500,000 for fiscal year 2003 and each calendar year thereafter during the first ten years of the License Agreement (the “Minimum Royalty Fee”) or eight percent of the net sales price of all license products sold under the License Agreement (the “Continuing Royalty Fee”). After fiscal 2013, we are required to make payments in the amount of the Continuing Royalty Fee.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

        During fiscal year ended May 31, 2005, we incurred approximately $10,542 in fees to our principal independent accountant (CMO) for professional services rendered in connection with preparation and audit of our financial statements for fiscal year ended May 31, 2005 and for the review of our financial statements for the quarters ended August 31, 2004, November 30, 2004 and February 28, 2005.

        During fiscal year ended May 31, 2004, we incurred approximately $15,792 in fees to our principal independent accountant (VK) for professional services rendered in connection with audit of our financial statements for fiscal year ended May 31, 2004 and for the review of our financial statements for the quarters ended August 31, 2003, November 30, 2003 and February 28, 2004.

        Our principal accountants did not bill any other audit-related fees during the respective time periods.

TAX FEES

        During the fiscal years ended May 31, 2004, we incurred approximately $3,750, respectively, to our principal independent accountant (VK) for professional services rendered in connection with tax compliance, consultation, and planning, including preparation of federal income tax returns for the respective periods. Taxes for fiscal year ended May 31, 2005 have not yet been prepared; therefore, no costs have been incurred.

ALL OTHER FEES

        During fiscal years ended May 31, 2005 and 2004, we incurred approximately $2,500 and $11,850 respectively, to our principal independent accountant (VK) for professional services other than audit and tax services.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jurak Corporation World Wide, Inc. (Registrant)

Date September 19, 2005	By	/s/ Anthony Jurak
Anthony Jurak Chairman, Chief Executive Officer and Director

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date September 19, 2005	By	/s/ Anthony Jurak
Anthony Jurak Chairman of the Board, Director

Date September 19, 2005	By	/s/ Roger Theriault
Roger Theriault President, Director