Form 10KSB/A
period 2005-05-31
JURAK CORP WORLD WIDE INC
filed 2005-09-23
CIK 1060888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2
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

Jurak Corporation World Wide, Inc. (Registrant)

Date September 23, 2005	By	/s/ Anthony Jurak
Anthony Jurak Chairman, Chief Executive Officer and Director

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date September 23, 2005	By	/s/ Anthony Jurak
Anthony Jurak Chairman of the Board, Director

Date September 23, 2005	By	/s/ Roger Theriault
Roger Theriault President, Director