Form 10QSB
period 2005-08-31
JURAK CORP WORLD WIDE INC
filed 2005-10-21
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2005

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

                                 (702) 914-9688
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                                       n/a
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          If changed since last report)



Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes _____ No __X___

State whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X___ No ______

    Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

                                       N/A

Check whether the issuer filed all document required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes _____ No __X___

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class

Common Stock, no par value               Outstanding as of October 17, 2005

                                         32,072,781

Transitional Smith Business Disclosure Format (check one)

                               Yes _____ No __X___

                                                                          Page
                                                                          ----

PART I.   FINANCIAL INFORMATION
   Item 1.   Financial Statements (Unaudited)

                  Condensed Balance Sheets
                     August 31, 2005 (Unaudited) and
                        May 31, 2005                                         1

                  Statements of Operations
                     Three months ended August 31,
                        2005 and 2004 (Unaudited)                            2

                  Condensed Statements of Cash Flows
                     Three months ended August 31,
                        2005 and 2004 (Unaudited)                            3

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                              4 - 5

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          6

   Item 3.    Controls and Procedures                                        9

PART II.     OTHER INFORMATION
   Item 1.   Legal Proceeding

   Item 2.   Changes in Securities                                           9

   Item 3.   Defaults Upon Senior Securities                                 9

   Item 4.   Submission of Matters to a Vote of Security Holders             9

   Item 5.   Other Information                                               9

   Item 6.   Exhibits and Reports on Form 8-K

             (a) Exhibits                                                    9

             (b) Reports on Form 8-K                                        10

                          Part I. FINANCIAL INFORMATION
                                  ---------------------
                          Item I. FINANCIAL STATEMENTS
                                  --------------------

                       JURAK CORPORATION WORLD WIDE, INC.
                                 BALANCE SHEETS

                                       ASSETS                                                 AUGUST 31,           MAY 31,
                                       ------                                                    2005               2005
                                                                                             (UNAUDITED)         (AUDITED)
                                                                                             -----------         ---------
CURRENT ASSETS
      Cash                                                                                   $    1,384         $       488
      Accounts receivable                                                                           936                 561
      Inventories                                                                               105,328             104,194
      Prepaid expenses                                                                            8,559              12,146
                                                                                             ----------         -----------
         Total current assets                                                                   116,207             117,389

RESTRICTED CASH                                                                                  35,544              35,544

DEPOSITS                                                                                          9,410               9,410

OFFICE FURNISHINGS AND EQUIPMENT, less
      Accumulated depreciation and amortization of $125,272 and $122,224 in August
      31, 2005 and May 31, 2005, respectively                                                    23,929              26,976
                                                                                             ----------         -----------


                                                                                             $  185,090         $   189,319
                                                                                             ==========         ===========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
                       -------------------------------------

CURRENT LIABILITIES:
      Checks issued in excess of bank balance                                                $   13,232          $    7,241
      Current portion of capital lease obligations                                                6,901               6,693
      Accounts payable                                                                          288,479             253,780
      Accrued compensation                                                                      255,319             268,280
      Accrued royalties                                                                       1,025,736             900,736
      Payable to stockholder, officer                                                         1,323,947           1,345,813
                                                                                             ----------         -----------

         Total current liabilities                                                            2,913,614           2,782,543

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion                                                 4,636               6,442
                                                                                             ----------         -----------

Total liabilities                                                                             2,918,250           2,788,985
                                                                                             ----------         -----------

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, par value $.001 per share,
      50,000,000 shares authorized, none issued or outstanding                                       --                  --
Common stock, par value $.001 per share, 150,000,000 shares
      authorized, 32,287,017 and 31,937,267 shares issued and outstanding
      at May 31, 2005 and 2004, respectively                                                     32,287              31,938
Additional paid-in capital                                                                    1,150,414             915,814
Accumulated deficit                                                                          (3,915,862)         (3,547,418)
                                                                                             ----------         -----------

Total stockholders' deficit                                                                  (2,733,160)         (2,599,666)
                                                                                             ----------         -----------

                                                                                            $   185,090         $   189,319
                                                                                            ===========         ===========

See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                                      AUGUST 31,
                                                                                              -----------------------------
                                                                                                 2005              2004
                                                                                              ----------         ----------
Sales                                                                                         $  406,967         $  773,459
Cost of sales                                                                                     83,179            185,364
                                                                                              ----------         ----------

           Gross profit                                                                          323,788            588,095

Selling, general and administrative expenses                                                     665,080            586,893
                                                                                              ----------         ----------

Loss from operations                                                                            (341,292)             1,202
                                                                                              ----------         ----------

Other income (expense)
      Interest expense                                                                           (27,152)           (36,432)
                                                                                              ----------         ----------

           Net loss                                                                           $ (368,444)        $  (35,230)
                                                                                              ==========         ==========

Basic loss per common share                                                                   $     (.00)        $     (.00)
                                                                                              ==========         ==========

Weighted average basic and diluted outstanding common shares                                  31,941,069         31,289,320
                                                                                              ==========         ==========

See Notes to Financial Statements.

                       JURAK CORPORATION WORLD WIDE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       AUGUST 31,
                                                                                 ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                              2005         2004
                                                                                 ---------    ---------
Net loss                                                                         $(368,444)   $ (35,230)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Depreciation and amortization                                                      3,047        3,039
  Professional services paid via stock                                             165,000
  Changes in operating assets and liabilities:
      Accounts receivable                                                             (375)          --
      Inventories                                                                   (1,134)     (26,640)
      Prepaid expenses                                                               3,587      139,875
      Deposits                                                                          --           --
      Accounts payable                                                              34,699     (114,205)
      Accrued compensation and royalties                                           112,039       52,067
                                                                                 ---------    ---------

           Net cash provided by (used in) operating activities                     (51,581)      18,906
                                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of office equipment                                                          --         (457)
  Deposits                                                                              --       16,144
                                                                                 ---------    ---------

           Net cash provided by investing activities                                    --       15,687
                                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Checks issued in excess of bank balance                                            5,991      (65,736)
  Stock issuance                                                                    69,950       40,000
  Payments on capital lease obligations                                             (1,598)      (1,231)
  Change in payable to stockholder, officer                                        (21,866)      18,418
                                                                                 ---------    ---------

           Net cash provided by (used in) financing activities                     (52,477)      (8,549)
                                                                                 ---------    ---------

Increase in cash                                                                       896       26,044
Cash:
Cash, beginning of period                                                              488           --
                                                                                 ---------    ---------
Cash, end of period                                                              $   1,384    $  26,044
                                                                                 =========    =========

                       JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       Condensed Financial Statements:

              The condensed balance sheet as of August 31, 2005, the statement of operations for the three months ended August 31, 2005 and August 31, 2004, and the condensed statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 2005 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2005 audited financial statements. The results of operations for the period ended August 31, 2005 are not necessarily indicative of the operating results for the full year.

              Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current quarter financial statements. These reclassifications had no effect on net loss or stockholders' deficit.

Note 2.       Inventories:

              Inventories consist of the following:

                                                  August 31,         May 31,
                                                     2005             2005
                                                  ----------       ----------

                 Raw materials                    $   23,599       $   33,951
                 Finished goods                       81,729           70,243
                                                  ----------       ----------

                    Totals                        $  105,328       $  104,194
                                                  ==========       ==========

Note 3.       Stockholders' Deficit:

              During the quarter ended August 31, 2005 the Company sold 350,000 shares of common stock for $70,000.00. Also, as discussed in Note
              4. the Company received contributed capital of $165,000 from the Company's CEO.

Note 4. On August 4, 2005, the Company entered into an agreement with a consultant for financial consulting services. The agreement stipulates compensation of $10,000 per month for the first 3 months. After 3 months compensation is calculated at 20% of new business generated and capped at $10,000 per month. The agreement also calls for a stock component where the Company's CEO and the Company agree to sell 750,000 and 4,250,000, respectively, shares of common stock to the consultant. The 750,000 shares were earned upon signing the agreement. The fair market value of the stock transferred of $165,000 has been reflected in selling, general and administrative expenses for the 3 months ended August 31, 2005 and contributed capital as of August 31, 2005. The 4,250,000 shares of common stock will be earned based on revenue growth as follows:

                END OF SALES
                    PERIOD       INCREASE IN SALES     NUMBER OF SHARES EARNED
                    ------       -----------------     -----------------------
                  2/4/2006         $ 1,000,000                850,000
                  8/4/2006           3,000,000                850,000
                  8/4/2007           6,000,000                850,000
                  8/4/2008          12,000,000                850,000
                  8/4/2010          24,000,000                850,000

              Shares will be sold on a prorate basis for each period. Any shares not earned during a sales period will carry forward to the next sales period.

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

OVERVIEW

         Jurak Corporation World Wide, Inc., a Minnesota corporation, currently trades on the Over-the-Counter Bulletin Board under the symbol "JCWW". We are a product-focused company specializing in the herbal supplement industry and market. Our main product is the "Jurak Classic Whole Body Tonic", also known as JC Tonic, which is a herbal supplemental blend of thirty different ingredients comprised primarily of medicinal herbs. The Jurak Classic Whole Body Tonic was first developed in 1943 by Carl Jurak, the father of the founder of our company. The Jurak Classic Whole Body Tonic is marketed in a 42-ounce bottle; a 20-ounce bottle, and a 1 oz mono-dose packaged as 35 doses in a box; all which constitute approximately 100% of the sales.

         We distribute our products through a network marketing system using independent distributors. Network marketing appeals to a wide cross-section of people, particularly those seeking to supplement income, start a home-based business or pursue entrepreneurial opportunities other than conventional full-time employment. We consider our attractive compensation plan and cash bonus pools to be attractive components of our network marketing system. We also believe that our network marketing system is ideally suited to market herbal supplement products because sales of such products are strengthened by ongoing personal contact between our distributors and their customers. Distributors are given the opportunity through sponsored events and raining sessions to network with other distributors, develop selling skills and establish personal goals. We supplement monetary incentives with other forms of recognition in order to further motivate and foster an atmosphere of excitement through our distributor network.

         We have obtained trademark protection for the name "JC Tonic" within the United States and within Canada. We also own the web sites www.jurak.com, www.jctonic.com and www.tonicman.com.

RESULTS OF OPERATIONS

For the Three Month Period Ended August 31, 2005 Compared to the Three Month Period Ended August 31, 2004.

         We incurred a net loss of approximately ($368,444) during the three-month period ended August 31, 2005 compared to a net loss of approximately ($35,230) incurred during the three-month period ended August 31, 2004 (an increase of $333,214).

         During the three month period ended August 31, 2005, we generated $406,967 in gross sales compared to $773,459 in gross sales during the three month period ended August 31, 2004 (a decrease of $366,492). Cost of sales decreased during the three month period ended August 31, 2005 to $83,179 from $185,364 for the same period during 2004 (a decrease of $102,185). Therefore, during the three month period ended August 31, 2005, gross profit was $323,788 compared to gross profit of $588,095 during the three month period ended August 31, 2004 (a decrease of $264,307). A contributing factor to this decrease in sales is that during the three month period ended August 31, 2004, we had instituted a sales promotion on our product which resulted in a large increase in sales. The sales promotion of our product during the three month period ended August 31, 2005 was not as generous and did not increase our sales.

         During the three month period ended August 31, 2005, we incurred $665,080 in selling, general and administrative expense compared to $586,893 in selling, general and administrative expense incurred during the three month period ended August 31, 2004 (a increase of $86,813). Selling, general and administrative expenses comprised our operating expenses and consisted of: (i) $203,470 in selling expenses; and (ii) $461,611 in general and administrative expenses. Other expense of $27,152 was incurred during the three month period ended August 31, 2005 compared to other expense of $36,432 during the same period in 2004. Therefore, during the three month period ended August 31, 2005, net loss was ($368,444) compared to a net loss of ($35,230) incurred during the three month period ended August 31, 2004. Our management anticipates that the profit margin will increase as we acquire new customers and continue to lower our cost of sales and selling, general and administrative expenses.

         As a result of the above, the Company's net loss for the three month period ended August 31, 2005 was approximately ($368,444) or ($0.006) per share.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended August 31, 2005

         We have historically had more expenses and cost of sales than revenue in each year of our operations. The accumulated deficit as of August 31, 2005 was $3,915,862, and current liabilities are in excess of current assets. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and the generation of sales revenue. In connection with our business plan, management anticipates that there may be additional increases in working expenses and capital expenditures relating to operating expenses. We intend to finance these expenses with further issuances of our securities and revenues from operations. Therefore, we expect we may need to raise additional capital and increase our revenues to meet long-term operating requirements.

         As of the three month period ended August 31, 2005, our current assets were $116,207 and our current liabilities were $2,913,614, which resulted in a working capital deficit of $2,797,407. As of the three month period ended August 31, 2005, our total assets were $185,090 consisting of: (i) $1,384 in cash and cash equivalents; (ii) $936 in accounts receivable; (iii) $105,328 in inventories; (iv) $8,559 in prepaid expenses; (v) $35,544 in restricted cash;
(vi) $9,410 in deposits; and (vii) $23,929 in net valuation of office furnishings and equipment.

         As of the three month period ended August 31, 2005, our total liabilities were $2,918,250 consisting of: (i) $1,323,947 payable to stockholder/officer; (ii) $1,025,736 in accrued royalties; (iii) $255,319 in accrued compensation; (iv) $288,479 in accounts payable; (v) $11,537 in current and long-term capital lease obligation; and (vi) $13,232 in checks issued in excess of bank balance. See " - Material Commitments" below.

         During the three month period ended August 31, 2005, net cash flows used in operating activities was ($51,581) consisting primarily of a net loss of ($368,444), which was adjusted by $3,047 for depreciation, $34,699 in accounts payable, $3,587 in prepaid expenses, and $112,039 in accrued compensation and royalties and 165,000 in consulting expense paid via stock transfer from managements holdings.

         During the three month period ended August 31, 2005, net cash flows used in or from investing activities was $0.

         During the three month period ended August 31, 2005, net cash flows from financing activities was $52,477 consisting primarily of $69,950 in cash received for issuance of common stock, which was adjusted by ($21,866) in payments on notes payable- stockholder and ($1,598) in payments on capital lease obligations.

PLAN OF OPERATION

         As of the date of this Quarterly Report, we have generated revenue from operations and continue to rely upon internally generated funds and advances, funds from the sale of shares of stock and loans from our shareholders and private investors to finance our operations and growth. Management anticipates a possible increase in operating expenses and capital expenditures relating to its business operations.

         We may finance further expenditures with future issuances of our restricted common stock. We believe that potential sales revenues and any private placements of equity capital and debt financing, if successful, may be adequate to fund our operations over the next year. We may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of potential marketing opportunities for its products, which could significantly and materially restrict our business operations.

         As of the date of this Quarterly Report, management believes that an estimated $2,000,000 to $5,000,000 is required over the next two years for payment of expenses associated with our ongoing business operations. Management believes that we can satisfy our cash requirements for approximately the next twelve months based on sales revenues, proceeds received from private placement offerings, and our ability to obtain advances or equity private placements from certain investors and other parties, as necessary.

         As of the date of this Quarterly Report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. We must raise additional capital. We have not generated sufficient cash flow in the past to fund our operations and activities. Historically, we have relied upon internally generated funds, funds from the sale of shares of stock and loans from our shareholders and private investors to finance our operations and growth. Our future success and viability are entirely dependent upon our current management to generate revenues from our business operations and raise additional capital through further private offerings of our stock or loans from private investors. Management is optimistic that we will be successful in our capital raising efforts. There can be no assurance, however, that we will be able to generate sufficient revenues or raise additional capital. Our failure to successfully generate sufficient revenues and/or raise additional capital will have a material and adverse affect upon us and our shareholders.

MATERIAL COMMITMENTS

         In connection with our business operations, we incurred liability or borrowed funds pursuant to various contractual arrangements representing the following material commitments.

Royalty Agreement

         On approximately January 1, 1999, we and Jurak Holdings Limited, a corporation organized under the laws of the Province of Alberta and an affiliate of our Chief Executive Officer and a director (the "Jurak"), entered into an intellectual properly license agreement (the "License Agreement"). Pursuant to the terms and provisions of the License Agreement, we are required to pay a minimum royalty fee of $10,000 for fiscal year 1999, $10,000 for fiscal year 2000, $100,000 for fiscal year 2001, $200,000 for fiscal year 2002, and $500,000 for fiscal year 2003 and each calendar year thereafter during the first ten years of the License Agreement (the "Minimum Royalty Fee"). Furthermore, in addition to the Minimum Royalty Payment, we are required to pay a continuing royalty fee of the percent of the net sales price of all license products sold under the License Agreement (the "Continuing Royalty Fee") in excess of the minimum royalty fee.

         A significant and estimate material agreement for us for fiscal year 2005/6 are the amounts of the Minimum Royalty Fee and the Continuing Royalty Fee due and owing under the terms of the License Agreement. As of the date of this Quarterly Report, the amount of the accrued royalties due and owing pursuant to the Minimum Royalty Fee and the Continuing Royalty Fee is $625,000 and $400,735, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

         As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. CONTROLS AND PROCEDURES

           We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

          An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at August 31, 2005 pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Commission rules and forms.

          There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange
Act) during the three month period ended August 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II.   OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

              Not applicable.

ITEM 2.       CHANGES IN SECURITIES.

              During the quarter ended August 31, 2005 the Company sold _______ shares of common stock for $_______.

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

(b)     Reports on Form 8-K

        We have not filed Form 8-K during the quarter ended August 31, 2005.


                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         JURAK CORPORATION WORLD WIDE, INC.



Date:  October 18, 2005                  By: /s/ Anthony Carl Jurak
                                             ----------------------------------
                                             Anthony Carl Jurak
                                             Chairman of the Board and Director
                                             Chief Executive Officer and
                                             Chief Financial Officer