Form 10QSB
period 2005-11-30
JURAK CORP WORLD WIDE INC
filed 2006-01-19
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended November 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to  _______________

                        Commission File Number 333-61801

                       JURAK CORPORATION WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)

                 MINNESOTA                           88-0407679
       ----------------------------         ----------------------------
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)

               1181 Grier Drive, Suite C, Las Vegas, NV 89119-3746
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 914-9688
              -----------------------------------------------------
                (Issuer's telephone number, including area code)

                                       n/a
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          If changed since last report)



Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes _____ No __X__


State whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

    Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

                                       N/A

Check whether the issuer filed all document required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes _____ No __X__

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class

Common Stock, .001 par value                Outstanding as of January 19, 2006

                                            32,767,267

Transitional Small Business Disclosure Format (check one)

                               Yes _____ No __X__

                                                                          Pages

PART I.   FINANCIAL INFORMATION
   Item 1.   Financial Statements (Unaudited)

                  Condensed Balance Sheets
                     November 30, 2005 (Unaudited) and
                        May 31, 2005 (Audited)                                3

                  Statements of Operations
                     Three and six months ended November 30,
                        2005 and 2004 (Unaudited)                             4

                  Condensed Statements of Cash Flows
                     Six months ended November 30,
                        2005 and 2004 (Unaudited)                             5

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                               6 - 7

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      8 - 11

   Item 3.    Controls and Procedures                                        11

PART II.     OTHER INFORMATION
   Item 1.    Legal Proceeding                                               11

   Item 2.   Changes in Securities                                           11

   Item 3.   Defaults Upon Senior Securities                                 12

   Item 4.   Submission of Matters to a Vote of Security Holders             12

   Item 5.   Other Information                                               12

   Item 6.   Exhibits and Reports on Form 8-K

             (a) Exhibits                                                    12

             (b) Reports on Form 8-K                                         12

                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                       JURAK CORPORATION WORLD WIDE, INC.
                                 BALANCE SHEETS


                          ASSETS                                              NOVEMBER 30,     MAY 31,
                          ------                                                 2005           2005
                                                                              (UNAUDITED)     (AUDITED)
                                                                              ----------     -----------

CURRENT ASSETS:
      Cash                                                                    $    15,282    $       488
      Accounts receivable                                                           1,405            561
      Inventories                                                                  83,293        104,194
      Prepaid expenses                                                              7,153         12,146
                                                                              -----------    -----------
         Total current assets                                                     107,133        117,389

RESTRICTED CASH                                                                    35,544         35,544

DEPOSITS                                                                            9,410          9,410

OFFICE FURNISHINGS AND EQUIPMENT, less
      accumulated depreciation and amortization of $128,320 and $122,224 on
      November 30, 2005 and May 31, 2005, respectively                             20,880         26,976
                                                                              -----------    -----------

                                                                              $   172,967    $   189,319
                                                                              ===========    ===========
            LIABILITIES AND STOCKHOLDERS' DEFICIT
            -------------------------------------

CURRENT LIABILITIES:
      Checks issued in excess of bank balance                                 $    20,739    $     7,241
      Current portion of capital lease obligations                                  6,608          6,693
      Accounts payable                                                            298,917        253,780
      Accrued compensation                                                        251,450        268,280
      Accrued royalties                                                         1,150,736        900,736
      Payable to stockholder, officer                                           1,320,299      1,345,813
                                                                              -----------    -----------

         Total current liabilities                                              3,048,749      2,782,543

Capital lease obligations, net of current portion                                   3,281          6,442
                                                                              -----------    -----------

Total liabilities                                                               3,052,030      2,788,985
                                                                              -----------    -----------

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, par value $.001 per share,
      50,000,000 shares authorized, none issued or outstanding                         --             --
Common stock, par value $.001 per share, 150,000,000 shares
      authorized, 32,767,267 and 31,937,267 shares issued and outstanding
      at November 30, 2005 and May 31, 2005, respectively                          32,768         31,938
Additional paid-in capital                                                      1,246,527        915,814
Accumulated deficit                                                            (4,158,358)    (3,547,418)
                                                                              -----------    -----------

Total stockholders' deficit                                                    (2,879,063)    (2,599,666)
                                                                              -----------    -----------
                                                                              $   172,967    $   189,319
                                                                              ===========    ===========

The accompanying notes are an integral part of the unaudited financial statements.

                       JURAK CORPORATION WORLD WIDE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 NOVEMBER 30,                    NOVEMBER 30,
                                                             2005            2004            2005            2004
                                                         ------------    ------------    ------------    ------------

Sales                                                    $    356,494    $    499,396    $    763,461    $  1,272,855
Cost of sales                                                  85,922         106,026         169,101         291,390
                                                         ------------    ------------    ------------    ------------

           Gross profit                                       270,572         393,370         594,360         981,465

Selling, general and administrative expenses                  488,290         409,187       1,153,370         996,080
                                                         ------------    ------------    ------------    ------------

Loss from operations                                         (217,718)        (15,187)       (559,010)        (14,615)
                                                         ------------    ------------    ------------    ------------

Other income (expense)
      Interest expense                                        (24,779)        (33,507)        (51,930)        (69,939)
                                                         ------------    ------------    ------------    ------------

           Net loss                                      $   (242,497)   $    (49,324)   $   (610,940)   $    (84,554)
                                                         ============    ============    ============    ============

Loss per common share - basic and diluted                $       (.01)   $       (.00)   $       (.02)   $       (.00)
                                                         ============    ============    ============    ============

Weighted average common shares outstanding - basic and
diluted                                                    32,588,970      31,467,581      32,265,163      31,368,127
                                                         ============    ============    ============    ============


The accompanying notes are an integral part of the unaudited financial statements.

                       JURAK CORPORATION WORLD WIDE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                                       NOVEMBER 30,
                                                                                    2005         2004
                                                                                 ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $(610,940)   $ (84,554)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Depreciation and amortization                                                      6,096        6,177
  Professional services paid via stock                                             171,720
  Changes in operating assets and liabilities:
      Accounts receivable                                                             (844)          --
      Inventories                                                                   20,901       23,939
      Prepaid expenses                                                               4,993      124,938
      Deposits                                                                          --       16,144
      Accounts payable                                                              45,137     (152,275)
      Accrued compensation and royalties                                           233,170       58,235
                                                                                 ---------    ---------

           Net cash used in operating activities                                  (129,767)      (7,396)
                                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of office equipment                                                          --       (2,745)
                                                                                 ---------    ---------

           Net cash provided by investing activities                                    --       (2,745)
                                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Checks issued in excess of bank balance                                           13,498      (53,248)
  Stock issuance                                                                   159,823       40,000
  Payments on capital lease obligations                                             (3,246)      (2,580)
  Change in payable to stockholder, officer                                        (25,514)      25,969
                                                                                 ---------    ---------

           Net cash provided by financing activities                               144,561       10,141
                                                                                 ---------    ---------

Increase in cash                                                                    14,794           --
Cash, beginning of period                                                              488           --
                                                                                 ---------    ---------

Cash, end of period                                                              $  15,282    $      --
                                                                                 =========    =========

The accompanying notes are an integral part of the unaudited financial statements.

JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       Condensed Financial Statements:

              The condensed balance sheet as of November 30, 2005, the statement of operations for the three and six months ended November 30, 2005 and November 30, 2004, and the condensed statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 2005 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2005 audited financial statements included in the Company's Annual Report on 10-KSB. The results of operations for the interim three and six-month periods ended November 30, 2005 are not necessarily indicative of the operating results for the full year.

Note 2.       Inventories:

              Inventories consist of the following:

                                             November 30,            May 31,
                                                 2005                 2005
                                            --------------       --------------

                 Raw materials              $       17,871       $       33,951
                 Finished goods                     65,422               70,243
                                            --------------       --------------

                    Totals                  $       83,293       $      104,194
                                            ==============       ==============

Note 3.       Stockholders' Deficit:

              During the six months ended November 30, 2005 the Company sold 800,000 shares of common stock for $159,823. Also, as discussed in
              Note 4 the Company received contributed capital of $165,000 from the Company's CEO. In addition, on November 9, 2005 the Company issued 30,000 shares of common stock in exchange for marketing services valued at $6,720.

Note 4.       Commitments and Contingencies:

              On August 4, 2005, the Company entered into an agreement with a consultant for financial consulting services. The agreement stipulates compensation of $10,000 per month for the first 3 months. After 3 months compensation is calculated at 20% of new business generated and capped at $10,000 per month. The agreement also calls for a stock component where the Company's CEO and the Company agree to sell 750,000 and 4,250,000, respectively, shares of common stock to the consultant. The 750,000 shares were earned upon signing the agreement. The fair market value of the stock transferred of $165,000 has been reflected in selling, general and administrative expenses for the six months ended November 30, 2005 and contributed capital as of November 30, 2005. The 4,250,000 shares of common stock will be earned based on revenue growth as follows:

                END OF SALES
                   PERIOD        INCREASE IN SALES     NUMBER OF SHARES EARNED
                ------------     -----------------     -----------------------
                  2/4/2006         $ 1,000,000                 850,000
                  8/4/2006           3,000,000                 850,000
                  8/4/2007           6,000,000                 850,000
                  8/4/2008          12,000,000                 850,000
                  8/4/2010          24,000,000                 850,000

              Shares will be sold on a prorata basis for each period. Any shares not earned during a sales period will carryforward to the next sales period.


Note 5.       Company's Continued Existence:

              The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial accumulated losses totaling $4,158,358. At November 30, 2005 the Company's current liabilities exceeded current assets by $2,941,616. Management believes that with improved growth through new customers and continuing to lower operating expenses, the Company can achieve a positive cash flow. In addition, we may need to raise additional capital to meet long term operating requirements.

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

OVERVIEW

         Jurak Corporation World Wide, Inc., a Minnesota corporation, currently trades on the Over-the-Counter Bulletin Board under the symbol "JCWW". We are a product-focused company specializing in the herbal supplement industry and market. Our main product is the "Jurak Classic Whole Body Tonic", also known as JC Tonic, which is an herbal supplemental blend of thirty different ingredients comprised primarily of medicinal herbs. The Jurak Classic Whole Body Tonic was first developed in 1943 by Carl Jurak, the father of the founder of our company. The Jurak Classic Whole Body Tonic is marketed in a 42-ounce bottle; a 20-ounce bottle, and a 1 oz mono-dose packaged as 35 doses in a box; all of which constitute approximately 100% of the sales.

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

RESULTS OF OPERATIONS

For the Three Month Period Ended November 30, 2005 Compared to the Three Month Period Ended November 30, 2004.

         We incurred a net loss of ($242,497) during the three-month period ended November 30, 2005 compared to a net loss of ($49,324) incurred during the three-month period ended November 30, 2004 (a decrease of $193,173).

         During the three month period ended November 30, 2005, we generated $356,494 in gross sales compared to $499,396 in gross sales during the three month period ended November 30, 2004 (a decrease of $142,902). Cost of sales decreased during the three month period ended November 30, 2005 to $85,922 from $106,026 for the same period during 2004 (a decrease of $20,104). Therefore, during the three month period ended November 30, 2005, gross profit was $270,572 compared to gross profit of $393,370 during the three month period ended November 30, 2004 (a decrease of $122,798).

         During the three month period ended November 30, 2005, we incurred $488,290 in selling, general and administrative expense compared to $409,187 in selling, general and administrative expense incurred during the three month period ended November 30, 2004 (an increase of $79,103). Selling, general and administrative expenses comprised our operating expenses and consisted of: (i) $193,936 in selling expenses; and (ii) $294,354 in general and administrative expenses. Interest expense of $24,779 was incurred during the three month period ended November 30, 2005 compared to interest expense of $33,507 during the same period in 2004. Therefore, during the three month period ended November 30, 2005, net loss was ($242,497) compared to a net loss of ($49,324) incurred during the three month period ended November 30, 2004. Our management anticipates that the profit margin will increase as we acquire new customers and continue to lower our cost of sales and selling, general and administrative expenses.

         As a result of the above, the Company's net loss for the three month period ended November 30, 2005 was approximately ($242,497) or ($0.007) per share.

For the Six Month Period Ended November 30, 2005 Compared to the Six Month Period Ended November 30, 2004.

         We incurred a net loss of approximately ($610,940) during the six-month period ended November 30, 2005 compared to a net loss of approximately ($84,554) incurred during the six-month period ended November 30, 2004 (a decrease of $526,386).

         During the six month period ended November 30, 2005, we generated $763,461 in gross sales compared to $1,272,855 in gross sales during the six month period ended November 30, 2004 (a decrease of $509,394). Cost of sales decreased during the six month period ended November 30, 2005 to $169,101 from $291,390 for the same period during 2004 (a decrease of $122,289). Therefore, during the six month period ended November 30, 2005, gross profit was $594,360 compared to gross profit of $981,465 during the six month period ended November 30, 2004 (a decrease of $387,105).

         During the six month period ended November 30, 2005, we incurred $1,153,370 in selling, general and administrative expenses compared to $996,080 in selling, general and administrative expenses incurred during the six month period ended November 30, 2004 (a increase of $157,290). Selling, general and administrative expenses comprised our operating expenses and consisted of: (i) $397,406 in selling expenses; and (ii) $755,964 in general and administrative expenses. Interest expense of $51,930 was incurred during the six month period ended November 30, 2005 compared to interest expense of $69,939 during the same period in 2004. Therefore, during the six month period ended November 30, 2005, net loss was ($610,940) compared to a net loss of ($84,554) incurred during the six month period ended November 30, 2004. Our management anticipates that the profit margin will increase as we acquire new customers and continue to lower our cost of sales and selling, general and administrative expenses.

         As a result of the above, the Company's net loss for the six month period ended November 30, 2005 was approximately ($610,940) or ($0.02) per share.

LIQUIDITY AND CAPITAL RESOURCES

 Six Month Period Ended November 30, 2005

         We have historically had more expenses and cost of sales than revenue in each year of our operations. The accumulated deficit as of November 30, 2005 was $4,158,358, and current liabilities are in excess of current assets. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and the generation of sales revenue. In connection with our business plan, management anticipates that there may be additional increases in working expenses and capital expenditures relating to operating expenses. We intend to finance these expenses with further issuances of our securities and revenues from operations. Therefore, we expect we may need to raise additional capital and increase our revenues to meet long-term operating requirements.

         As of the six month period ended November 30, 2005, our current assets were $107,133 and our current liabilities were $3,048,749, which resulted in a working capital deficit of $2,941,616. As of the six month period ended November 30, 2005, our total assets were $172,967 consisting of: (i) $15,282 in cash and cash equivalents; (ii) $1,405 in accounts receivable; (iii) $83,293 in inventories; (iv) $7,153 in prepaid expenses; (v) $35,544 in restricted cash;
(vi) $9,410 in deposits; and (vii) $20,880 in net valuation of office furnishings and equipment.

         As of the six month period ended November 30, 2005, our total liabilities were $3,052,030 consisting of: (i) $1,320,299 payable to stockholder/officer; (ii) $1,150,736 in accrued royalties; (iii) $251,450 in accrued compensation; (iv) $298,917 in accounts payable; (v) $9,889 in current and long-term capital lease obligation; and (vi) $20,739 in checks issued in excess of bank balance. See " - Material Commitments" below.

         During the six month period ended November 30, 2005, net cash flows used in operating activities was ($129,767) consisting primarily of a net loss of ($610,940), which was adjusted by $6,096 for depreciation, $20,901 for inventory, $45,137 in accounts payable, $4,993 in prepaid expenses, and $233,170 in accrued compensation and royalties and $171,720 in consulting expense.

         During the six month period ended November 30, 2005, net cash flows used in or from investing activities was $0.

         During the six month period ended November 30, 2005, net cash flows from financing activities was $144,561 consisting primarily of $159,823 in cash received for issuance of common stock, which was adjusted by ($25,514) in payments on notes payable- stockholder and ($3,246) in payments on capital lease obligations.

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

Royalty Agreement

         On approximately January 1, 1999, we and Jurak Holdings Limited, a corporation organized under the laws of the Province of Alberta and an affiliate of our Chief Executive Officer and a director (the "Jurak"), entered into an intellectual property license agreement (the "License Agreement"). Pursuant to the terms and provisions of the License Agreement, we are required to pay a minimum royalty fee of $10,000 for fiscal year 1999, $10,000 for fiscal year 2000, $100,000 for fiscal year 2001, $200,000 for fiscal year 2002, and $500,000 for fiscal year 2003 and each calendar year thereafter during the first ten years of the License Agreement (the "Minimum Royalty Fee"). Furthermore, in addition to the Minimum Royalty Payment, we are required to pay a continuing royalty fee of 8 percent of the net sales price of all license products sold under the License Agreement (the "Continuing Royalty Fee") in excess of the minimum royalty fee. As of the date of this Quarterly Report, the amounts of the accrued royalties due and owing pursuant to the Minimum Royalty Fee and the Continuing Royalty Fee are $750,000 and $400,736, respectively.

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

          An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at November 30, 2005 pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Commission rules and forms.

          There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange
Act) during the three month period ended November 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

              Not applicable.

ITEM 2.       CHANGES IN SECURITIES.

               During the six month period ended November 30, 2005 the Company sold 800,000 shares of common stock for $159,823.

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

(b)  Reports on Form 8-K

     We have not filed Form 8-K during the quarter ended November 30, 2005.

                                    SIGNATURE



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                JURAK CORPORATION WORLD WIDE, INC.



Date:  January 19, 2005         By: /s/ Anthony Carl Jurak
                                    -------------------------------------------
                                    Anthony Carl Jurak
                                    Chairman of the Board and Director
                                    Chief Executive Officer and Chief Financial
                                    Officer