Form 10QSB
period 2006-02-28
JURAK CORP WORLD WIDE INC
filed 2006-04-18
CIK 1060888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 28, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

                        Commission File Number 333-61801

                       JURAK CORPORATION WORLD WIDE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 MINNESOTA                              88-0407679
      -------------------------------               -------------------
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

                              Yes ______   No __X___

State whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes __X___   No ______

    Applicable only to issuers involved in bankruptcy proceedings during the preceeding five years

                                       N/A

Check whether the issuer filed all document required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                              Yes ______   No __X___

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class

Common Stock, .001 par value                  Outstanding as of January 19, 2006

                                              44,767,267

Transitional Small Business Disclosure Format (check one)

                              Yes ______   No __X___

                                                                         Page

PART I.   FINANCIAL INFORMATION
   Item 1.   Financial Statements (Unaudited)

             Condensed Balance Sheets
                  February 28, 2006 (Unaudited) and
                           May 31, 2005 (Audited)                          1

             Statements of Operations
                  Three and nine months ended February 28,
                           2006 and 2005 (Unaudited)                       2

             Condensed Statements of Cash Flows
                  Nine months ended February 28,
                           2006 and 2005 (Unaudited)                       3

             Selected Notes to Condensed Financial
                  Statements (Unaudited)                                 4-5

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        6

   Item 3.    Controls and Procedures                                      7

PART II.  OTHER INFORMATION

   Item 1.   Legal Proceeding                                              8

   Item 2.   Changes in Securities                                         8

   Item 3.   Defaults Upon Senior Securities                               8

   Item 4.   Submission of Matters to a Vote of Security Holders           8

   Item 5.   Other Information                                             8

   Item 6.   Exhibits and Reports on Form 8-K                              8

             (a) Exhibits                                                  8

             (b) Reports on Form 8-K                                       8

                                       Part I. FINANCIAL INFORMATION
                                       Item I. FINANCIAL STATEMENTS

                                     JURAK CORPORATION WORLD WIDE, INC.
                                               BALANCE SHEETS

                                       ASSETS                                   FEBRUARY 28,       MAY 31,
                                       ------                                      2006             2005
                                                                                ------------     -----------
                                                                                (UNAUDITED)       (AUDITED)
CURRENT ASSETS
      Cash                                                                      $     8,653      $       488
      Accounts receivable                                                               145              561
      Inventories                                                                    66,431          104,194
      Prepaid expenses                                                                6,487           12,146
                                                                                -----------      -----------
         Total current assets                                                        81,718          117,389

RESTRICTED CASH                                                                      35,544           35,544

DEPOSITS                                                                              9,410            9,410

OFFICE FURNISHINGS AND EQUIPMENT, less
      Accumulated depreciation and amortization of $131,368 and $122,224 in
      February 28, 2006 and May 31, 2005, respectively                               17,832           26,976
                                                                                -----------      -----------

                                                                                $   144,504      $   189,319
                                                                                ===========      ===========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
                       -------------------------------------

CURRENT LIABILITIES:
      Checks issued in excess of bank balance                                   $      --        $     7,241
      Current portion of capital lease obligations                                    6,033            6,693
      Accounts payable                                                              279,573          253,780
      Accrued compensation                                                          258,669          268,280
      Accrued royalties                                                             125,736          900,736
      Payable to stockholder, officer                                             1,317,241        1,345,813
                                                                                -----------      -----------

         Total current liabilities                                                1,989,412        2,782,543

LONG-TERM LIABILITIES
Capital lease obligations, net current portion                                        2,160            6,442
                                                                                -----------      -----------

Total liabilities                                                                 1,989,412        2,788,985
                                                                                -----------      -----------

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, par value $.001 per share,                              45,368           31,938
Common Stock, par value
Additional paid-in capital                                                        2,493,670          915,814
Accumulated deficit                                                              (4,383,946)      (3,547,418)
                                                                                -----------      -----------

         Total stockholders' deficit                                             (1,844,908)      (2,599,666)
                                                                                -----------      -----------

         Total liabilities and stockholders'                                    $   144,504      $   189,319
                                                                                ===========      ===========

See Notes to Financial Statements.

                                         JURAK CORPORATION WORLD WIDE, INC.
                                             STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       FEBRUARY 28,                        FEBRUARY 28,
                                                  2006              2005              2006              2005
                                              ------------      ------------      ------------      ------------
Net Sales                                     $    380,012      $    545,009      $  1,143,473      $  1,817,864
Cost of sales                                       96,528           107,673           265,629           399,063
                                              ------------      ------------      ------------      ------------

           Gross profit                            283,484           437,336           877,844         1,418,801

Selling, general and administrative                489,527           481,073         1,642,897         1,447,153
                                              ------------      ------------      ------------      ------------

   Operating loss                                 (206,043)          (43,737)         (765,053)          (58,352)
                                              ------------      ------------      ------------      ------------

Interest, net                                       19,546            29,115            71,476            99,054
                                              ------------      ------------      ------------      ------------

Loss before income tax                            (225,589)          (72,852)         (836,529)         (157,406)

Income tax provision                                  --                --                --                --
                                              ------------      ------------      ------------      ------------

Net loss                                      $   (225,589)     $    (72,852)     $   (836,529)     $   (157,406)
                                              ============      ============      ============      ============

Loss per common share - basic and diluted     $      (0.00)     $       (.00)     $       (.02)     $       (.00)
                                              ============      ============      ============      ============

Weighted average common shares
   outstanding - basic and diluted              39,722,267        31,789,350        34,715,783        31,506,997
                                              ============      ============      ============      ============

See Notes to Financial Statements.

                               JURAK CORPORATION WORLD WIDE, INC.
                                    STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                               FEBRUARY 28
                                                                           2006           2005
                                                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(836,529)     $(157,406)
Adjustments to reconcile net loss to net
cash flows from operating activities:
  Depreciation and amortization                                              9,145         10,149
  Changes in operating assets and liabilities:
      Accounts receivable                                                      414         (1,494)
      Inventories                                                           37,763         23,954
      Prepaid expenses                                                       5,659        136,529
      Deposits                                                                --           16,144
      Accounts payable                                                      25,793       (130,754)
      Accrued compensation and royalties                                   365,389        107,137
                                                                         ---------      ---------

           Net cash provided by (used in) operating activities            (392,366)         4,259
                                                                         ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:


  Purchase of property and equipment                                          --           (2,745)
                                                                         ---------      ---------

           Net cash flows provided by (used in) investing activities          --           (2,745)
                                                                         ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Checks issued in excess of bank balance                                   (7,241)       (65,736)
  Cash received for issuance of common stock                               441,286         40,000
  Payments on capital lease obligations                                     (4,942)        (4,089)

  Payments on notes payable - stockholders                                 (28,572)        36,010
                                                                         ---------      ---------

           Net cash provided by (used in) financing activities             400,531          6,185
                                                                         ---------      ---------

Increase in cash                                                             8,165          7,699
Cash:

Cash, beginning of period                                                      488           --
                                                                         ---------      ---------

Cash, end of period                                                      $   8,653      $   7,699
                                                                         =========      =========

                       JURAK CORPORATION WORLD WIDE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.       Condensed Financial Statements:

              The condensed balance sheet as of February 28, 2006, the statement of operations for the six and nine months ended February 28, 2006 and February 28, 2005, and the condensed statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 2006 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2005 audited financial statements. The results of operations for the six and nine month periods ended February 28, 2006 are not necessarily indicative of the operating results for the full year.

Note 2.       Inventories:

              Inventories consist of the following:

                                             February 28,          May 31,
                                                 2006               2005
                                             ------------       ------------
                 Raw materials               $      5,419       $     33,951
                 Finished goods                    61,012             70,243
                                             ------------       ------------

                    Totals                   $     66,431       $    104,194
                                             ============       ============

Note 3.       Stockholders' Deficit:

              During the nine months ended February 28, 2006 the Company sold 1,900,000 shares of common stock for $269,566. Also, as discussed in Note 4. the Company received contributed capital of $165,000 from the Company's CEO. In addition, on November 9, 2005 the Company issued 30,000 shares of common stock in exchange for marketing services valued at $6,720. On January 6, 2006, the Company issued 11,500,000 shares of common stock in exchange for debt totaling $1,150,000 accrued royalty expenses.

Note 4.       Commitments and Contingencies:
              On August 4, 2005, the Company entered into an agreement with a consultant for financial consulting services. The agreement stipulates compensation of $10,000 per month for the first 3 months. After 3 months compensation is calculated at 20% of new business generated and capped at $10,000 per month. The agreement also calls for a stock component where the Company's CEO and the Company agree to sell 750,000 and 4,250,000, respectively, shares of common stock to the consultant. The 750,000 shares were earned upon signing the agreement. The fair market value of the stock transferred of $165,000 has been reflected in selling, general and administrative expenses for the nine months ended February 28, 2006 and contributed capital as of February 28, 2006. The 4,250,000 shares of common stock will be earned based on revenue growth due to consultant's effort as follows:

                END OF SALES                                      NUMBER OF
                   PERIOD              INCREASE IN SALES        SHARES EARNED
                   ------              -----------------        -------------
                  2/4/2006                $1,000,000               850,000
                  8/4/2006                 3,000,000               850,000
                  8/4/2007                 6,000,000               850,000
                  8/4/2008                12,000,000               850,000
                  8/4/2010                24,000,000               850,000

              Shares will be sold on a prorated basis for each period based on consultant's performance. Any shares not earned during a sales period will carry forward to the next sales period.

Note 5.       Company's Continued Existence:

              The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial accumulated losses totaling $4,308,946. At February 28, 2006, the Company's current liabilities exceeded current assets by $1,905,534. Management believes that with improved growth through new customers and continuing to lower operating expenses, the Company can achieve a positive cash flow. In addition, we may need to raise additional capital to meet long term operating requirements.

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

OVERVIEW

         Jurak Corporation World Wide, Inc., a Minnesota corporation, currently trades on the Over-the-Counter Bulletin Board under the symbol "JCWW". We are a product-focused company specializing in the herbal supplement industry and market. Our main product is the "Jurak Classic Whole Body Tonic", also known as JC Tonic, which is a herbal supplemental blend of thirty different ingredients comprised primarily of medicinal herbs. The Jurak Classic Whole Body Tonic was first developed in 1943 by Carl Jurak, the father of the founder of our company. The Jurak Classic Whole Body Tonic is marketed in a 42-ounce bottle; a 20-ounce bottle, and a 1 oz mono-dose packaged as 35 doses in a box; all which constitute almost 100% of the sales; the difference being the recent introduction of Company's new product, Helena.

         We have obtained trademark protection for the name "JC Tonic" within the United States and within Canada. We also own the web sites www.jurak.com, www.jctonic.com and www.tonicman.com.

         In December 2005, the Company introduced the first of its personal care products called Helena, Whole Body Anti-Aging Skin Rejuvenator. This product was developed as well by Carl Jurak and given to Beverly Hills research chemist and anti-aging skin care expert, David Wood, PhD. and his team to be synergistically re-formulated with other advanced ingredients. It is a revolutionary product that sets new standards in anti-aging treatments.

         We have obtained trademark protection for the name "Helena" within the United States.

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

RESULTS OF OPERATIONS

For the Three Month Period Ended February 28, 2006 Compared to the Three Month
------------------------------------------------------------------------------
Period Ended February 28, 2005.
-------------------------------

         We incurred a net loss of approximately ($225,589) during the three-month period ended February 28, 2006 compared to a net loss of approximately ($72,852) incurred during the three-month period ended February 28, 2005 (a decrease of $152,737).

         During the three month period ended February 28, 2006, we generated $380,012 in gross sales compared to $545,009 in gross sales during the three month period ended February 28, 2005 (a decrease of $164,997). Cost of sales decrease during the three month period ended February 28, 2006 to $96,528 from $107,673 for the same period during 2005 (a decrease of $11,145). Therefore, during the three month period ended February 28, 2006, gross profit was ($283,484) compared to gross profit of $437,336 during the three month period ended February 28, 2005 (a decrease of $153,852).

         During the three month period ended February 28, 2006, we incurred $489,527 in selling, general and administrative expense compared to $481,073 in selling, general and administrative expense incurred during the three month period ended February 28, 2005 (an increase of $8,454). Selling, general and administrative expenses comprised our operating expenses and consisted of:
(i)$183,796 in selling expenses; and (ii) $305,731 in general and administrative expenses. Interest expense of $19,546 was incurred during the three month period ended February 28, 2006 compared to other expense of ($29,115) during the same period in 2005. Therefore, during the three month period ended February 28, 2006, net loss was ($225,589) compared to a net loss of ($72,852) incurred during the three month period ended February 28, 2005. Our management anticipates that the profit margin will increase as we acquire new customers and continue to lower our cost of sales and selling, general and administrative expenses.

         As a result of the above, the Company's net loss for the three-month period ended February 28, 2006 was approximately ($225,589) or ($0.004) per share.

For the Nine Month Period Ended February 28, 2006 Compared to the Nine Month
----------------------------------------------------------------------------
Period Ended February 28, 2005.
-------------------------------

         We incurred a net loss of approximately ($836,529) during the nine-month period ended February 28, 2006 compared to a net loss of approximately ($157,406) incurred during the nine-month period ended February 28, 2005 (an increase of $679,123).

         During the nine month period ended February 28, 2006, we generated $1,143,473 in gross sales compared to $1,817,864 in gross sales during the nine month period ended February 28, 2005 (a decrease of $674,391). Cost of sales decreased during the nine-month period ended February 28, 2006 to $265,629 from $399,063 for the same period during 2005 (a decrease of $133,434). Therefore, during the nine month period ended February 28, 2006, gross profit was ($877,844) compared to gross profit of ($1,418,801) during the nine month period ended February 28, 2005 (a decrease of ($540,957).

         During the nine month period ended February 28, 2006, we incurred $1,642,897 in selling, general and administrative expense compared to $1,477,153 in selling, general and administrative expense incurred during the nine month period ended February 28, 2005 (an increase of $165,744). Selling, general and administrative expenses comprised our operating expenses and consisted of: (i) $617,747 in selling expenses; and (ii) $1,025,450 in general and administrative expenses. Interest expense of $71,476 was incurred during the nine month period ended February 28, 2006 compared to other expense of $99,054 during the same period in 2005. Therefore, during the nine-month period ended February 28, 2006, net loss was ($836,529) compared to a net loss of ($157,406) incurred during the nine month period ended February 28, 2005. Our management anticipates that the profit margin will increase as we acquire new customers and continue to lower our cost of sales and selling, general and administrative expenses.

         As a result of the above, the Company's net loss for the nine-month period ended February 28, 2006 was approximately ($836,529) or ($0.02) per share.

LIQUIDITY AND CAPITAL RESOURCES

Nine-Month Period Ended February 28, 2006

We have historically had more expenses and cost of sales than revenue in each year of our operations. The accumulated deficit as of February 28, 2006 was ($4,383,946) and current liabilities are in excess of current assets. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and the generation of sales revenue. In connection with our business plan, management anticipates that there may be additional increases in working expenses and capital expenditures relating to operating expenses. We intend to finance these expenses with further issuances of our securities and revenues from operations. Therefore, we expect we may need to raise additional capital and increase our revenues to meet long-term operating requirements.

         As of the nine-month period ended February 28, 2006, our current assets were $81,718 and our current liabilities were $1,987,252 which resulted in a working capital deficit of ($1,905,534). As of the nine-month period ended February 28, 2006, our total assets were $144,504 consisting of: (i) $8,653 in cash and cash equivalents; (ii) $147 in accounts receivable; (iii) $66,431 in inventories; (iv) $6,487 in prepaid expenses; (v) $35,544 in restricted cash;
(vi) $9,410 in deposits; and (vii) $17,832 in net valuation of office furnishings and equipment.

         As of the nine-month period ended February 28, 2006, our total liabilities were $1,989,412 consisting of: (i) $1,317,241 payable to stockholder/officer; (ii) $125,736 in accrued royalties; (iii) $258,669 in accrued compensation; (iv) $279,573 in accounts payable; and (v) $6,033 in current and long-term capital lease obligation. See " - Material Commitments" below.

         During the nine month period ended February 28, 2006, net cash flows used in operating activities was ($392,366) consisting primarily of a net loss of ($836,529), which was adjusted by $9,145 for depreciation, $37,763 for inventory, $25,793 in accounts payable, $5,659 in prepaid expenses, and $365,389 in accrued compensation and royalties and $414 in accounts receivable.

         During the nine month period ended February 28, 2006, net cash flows used in or from investing activities was $0.

         During the nine month period ended February 28, 2006, net cash flows from financing activities was $400,531 consisting primarily of $441,286 in cash received for issuance of common stock, which was adjusted by ($28,572) in payments on notes payable- stockholder, ($4,942) in payments on capital lease obligations and ($7,241) from checks issued in excess of bank balance.

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

We may finance further expenditures with future issuances of our restricted common stock. We believe that potential sales revenues and any private placements of equity capital and debt financing, if successful, may be adequate to fund our operations over the next year. We may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of potential marketing opportunities for our products, which could significantly and materially restrict our business operations.

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

A significant and estimate material agreement for us for fiscal year 2005 and 2006 are the amounts of the Minimum Royalty Fee and the Continuing Royalty Fee due and owing under the terms of the License Agreement. As of the date of this Quarterly Report, the amount of the accrued royalties due and owing pursuant to the Minimum Royalty Fee and the Continuing Royalty Fee is $125,000 and $736, respectively. See Note 3 for sale of restricted stock in exchange for payment for royalty fees.

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

          An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at February 28, 2006 pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Commission rules and forms.

          There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange
Act) during the three month period ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

         During the nine month period ended February 28, 2006 the Company sold 600,000 shares of common stock for $60,000.


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

(b)      Reports on Form 8-K

         We have not filed Form 8-K during the quarter ended February 28, 2006.




                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        JURAK CORPORATION WORLD WIDE, INC.



Date: April 18, 2006    By: /s/ Anthony Carl Jurak
                            -------------------------------
                            Anthony Carl Jurak
                            Chairman of the Board and Director
                            Chief Executive Officer and Chief Financial Officer