Form 10QSB/A
period 2006-02-28
JURAK CORP WORLD WIDE INC
filed 2006-04-19
CIK 1060888

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

                              Yes ______   No __X___

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class

Common Stock, .001 par value                  Outstanding as of April 14, 2006

                                              45,367,267

Transitional Small Business Disclosure Format (check one)

                              Yes ______   No __X___

                                                                         Page

PART I.   FINANCIAL INFORMATION
   Item 1.   Financial Statements (Unaudited)

             Condensed Balance Sheets
                  February 28, 2006 (Unaudited) and
                           May 31, 2005 (Audited)                          4

             Statements of Operations
                  Three and nine months ended February 28,
                           2006 and 2005 (Unaudited)                       5

             Condensed Statements of Cash Flows
                  Nine months ended February 28,
                           2006 and 2005 (Unaudited)                       6

             Selected Notes to Condensed Financial
                  Statements (Unaudited)                                 7-8

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

   Item 3.    Controls and Procedures                                     12

PART II.  OTHER INFORMATION
   Item 1.   Legal Proceedings                                            13

   Item 2.   Changes in Securities                                        13

   Item 3.   Defaults Upon Senior Securities                              13

   Item 4.   Submission of Matters to a Vote of Security Holders          13

   Item 5.   Other Information                                            13

   Item 6.   Exhibits and Reports on Form 8-K                             14

             (a) Exhibits                                                 14

             (b) Reports on Form 8-K                                      14

                                   Part I.  FINANCIAL INFORMATION
                                    Item I.  FINANCIAL STATEMENTS

                                 JURAK CORPORATION WORLD WIDE, INC.
                                           BALANCE SHEETS


                                       ASSETS                                   FEBRUARY 28,         MAY 31,
                                       ------                                      2006               2005
                                                                                -----------        -----------
                                                                                (UNAUDITED)         (AUDITED)
CURRENT ASSETS
      Cash                                                                           $8,653              $ 488
      Accounts receivable                                                               147                561
      Inventories                                                                    66,431            104,194
      Prepaid expenses                                                                6,487             12,146
                                                                                -----------        -----------
         Total current assets                                                        81,718            117,389

RESTRICTED CASH                                                                      35,544             35,544

DEPOSITS                                                                              9,410              9,410

OFFICE FURNISHINGS AND EQUIPMENT, less
      accumulated depreciation and amortization of $131,368 and $122,224,
      respectively                                                                   17,832             26,976
                                                                                -----------        -----------

                                                                                  $ 144,504          $ 189,319
                                                                                ===========        ===========
                       LIABILITIES AND STOCKHOLDERS' DEFICIT
                       -------------------------------------

CURRENT LIABILITIES:
      Checks issued in excess of bank balance                                       $     -           $  7,241
      Current portion of capital lease obligations                                    6,033              6,693
      Accounts payable                                                              279,573            253,780
      Accrued compensation                                                          258,669            268,280
      Accrued royalties                                                             125,736            900,736
      Payable to stockholder, officer                                             1,317,241          1,345,813
                                                                                -----------        -----------

         Total current liabilities                                                1,987,252          2,782,543

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion                                     2,160              6,442
                                                                                -----------        -----------

Total liabilities                                                                 1,989,412          2,788,985
                                                                                -----------        -----------

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, par value $.001 per share,
  50,000,000 shares authorized, none issued and outstanding                               -                  -
Common Stock, par value $.001 per share, 150,000,000 shares authorized,
  45,367,267 and 31,937,267 shares issued and outstanding, respectively              45,368             31,938
Additional paid-in capital                                                        2,493,670            915,814
Accumulated deficit                                                              (4,383,946)        (3,547,418)
                                                                                -----------        -----------

           Total stockholders' deficit                                           (1,844,908)        (2,599,666)
                                                                                -----------        -----------

           Total liabilities and stockholders' deficit                            $ 144,504          $ 189,319
                                                                                ===========        ===========

The accompanying notes are an integral part of the unaudited financial statements.

                                     JURAK CORPORATION WORLD WIDE, INC.
                                          STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          FEBRUARY 28,                   FEBRUARY 28,
                                                     2006            2005            2006            2005
                                                ----------------------------    ----------------------------
Net Sales                                       $    380,012    $    545,009    $  1,143,473    $  1,817,864
Cost of sales                                         96,528         107,673         265,629         399,063
                                                ------------    ------------    ------------    ------------

   Gross profit                                      283,484         437,336         877,844       1,418,801

Selling, general and administrative                  489,527         481,073       1,642,897       1,447,153
                                                ------------    ------------    ------------    ------------
   Operating loss                                   (206,043)        (43,737)       (765,053)        (58,352)

Interest expense                                      19,546          29,115          71,476          99,054
                                                ------------    ------------    ------------    ------------

Loss before income tax                              (225,589)        (72,852)       (836,529)       (157,406)

Income tax provision                                      --              --              --              --
                                                ------------    ------------    ------------    ------------

Net loss                                        $   (225,589)   $    (72,852)   $   (836,529)   $   (157,406)
                                                ============    ============    ============    ============

Net loss per common share - basic and diluted   $      (0.00)   $      (0.00)   $      (0.02)   $      (0.00)
                                                ============    ============    ============    ============

Weighted average common shares
   outstanding - basic and diluted                39,722,267      31,789,365      34,715,783      31,506,997
                                                ============    ============    ============    ============


The accompanying notes are an integral part of the unaudited financial statements.

                              JURAK CORPORATION WORLD WIDE, INC.
                                   STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                            FEBRUARY 28
                                                                         2006         2005
                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(836,529)   $(157,406)
Adjustments to reconcile net loss to net
cash flows from operating activities:
  Depreciation and amortization                                           9,145       10,149
  Contributed capital for consulting services                            165,00           --
  Issuance of common stock for services                                   6,720           --
  Changes in operating assets and liabilities:
      Accounts receivable                                                   414       (1,494)
      Inventories                                                        37,763       23,954
      Prepaid expenses                                                    5,659      136,529
      Deposits                                                               --       16,144
      Accounts payable                                                   25,793     (130,754)
      Accrued compensation and royalties                                365,389      107,137
                                                                      ---------    ---------

           Net cash provided by (used in) operating activities         (220,646)       4,259
                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:


  Purchase of property and equipment                                         --       (2,745)
                                                                      ---------    ---------


           Net cash flows used in investing activities                       --       (2,745)
                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Checks issued in excess of bank balance                                (7,241)     (65,736)
  Cash received for issuance of common stock, net of issuance costs     269,566       40,000
  Payments on capital lease obligations                                  (4,942)      (4,089)
  Payments on notes payable - stockholders                              (28,572)      36,010
                                                                      ---------    ---------

           Net cash provided by financing activities                    228,811        6,185
                                                                      ---------    ---------

Increase in cash                                                          8,165        7,699


Cash, beginning of period                                                   488           --
                                                                      ---------    ---------

Cash, end of period                                                   $   8,653    $   7,699
                                                                      =========    =========


The accompanying notes are an integral part of the unaudited financial statements

JURAK CORPORATION WORLD WIDE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       Condensed Financial Statements:

              The condensed balance sheet as of February 28, 2006, the statement of operations for the three and nine months ended February 28, 2006 and February 28, 2005, and the condensed statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 2006 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2005 audited financial statements. The results of operations for the three and nine month periods ended February 28, 2006 are not necessarily indicative of the operating results for the full year.

Note 2.       Inventories:

              Inventories consist of the following:

                                             February 28,            May 31,
                                                 2006                 2005
                                            --------------       --------------

                 Raw materials              $        5,419       $       33,951
                 Finished goods                     61,012               70,243
                                            --------------       --------------

                    Totals                  $       66,431       $      104,194
                                            ==============       ==============

Note 3.       Stockholders' Deficit:

              During the nine months ended February 28, 2006 the Company sold 1,900,000 shares of common stock for $269,566. Also, as discussed in Note 4, the Company received contributed capital of $165,000 from the Company's CEO. In addition, on November 9, 2005 the Company issued 30,000 shares of common stock in exchange for marketing services valued at $6,720. On January 6, 2006, the Company issued 11,500,000 shares of common stock as payment for accrued royalties totaling $1,150,000.

Note 4.       Commitments and Contingencies:

              On August 4, 2005, the Company entered into an agreement with a consultant for financial consulting services. The agreement stipulates compensation of $10,000 per month for the first 3 months. After 3 months compensation is calculated at 20% of new business generated and capped at $10,000 per month. The agreement also calls for a stock component where the Company's CEO and the Company agree to sell 750,000 and 4,250,000, respectively, shares of common stock to the consultant. The 750,000 shares were earned upon signing the agreement. The fair market value of the stock transferred by the CEO was of $165,000 and has been reflected in selling, general and administrative expenses for the nine months ended February 28, 2006 and contributed capital as of February 28, 2006. The 4,250,000 shares of common stock will be earned based on revenue growth due to consultant's effort as follows:

                END OF SALES                                  NUMBER OF
                   PERIOD          INCREASE IN SALES        SHARES EARNED
                ------------       -----------------        -------------
                  2/4/2006           $ 1,000,000               850,000
                  8/4/2006             3,000,000               850,000
                  8/4/2007             6,000,000               850,000
                  8/4/2008            12,000,000               850,000
                  8/4/2010            24,000,000               850,000

              Shares will be sold on a prorated basis for each period based on consultant's performance. Any shares not earned during a sales period will carry forward to the next sales period.

Note 5.       Company's Continued Existence:

              The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has sustained substantial accumulated losses totaling $4,383,946 through February 28, 2006 and it had a working capital deficit of $1,905,534 at February 28, 2006. Management believes that with improved growth through new customers and continuing to lower operating expenses, the Company can achieve a positive cash flow. In addition, we may need to raise additional capital to meet long term operating requirements.

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

RESULTS OF OPERATIONS

For the Three Month Period Ended February 28, 2006 Compared to the Three Month
------------------------------------------------------------------------------
Period Ended February 28, 2005.
------------------------------

         We incurred a net loss of ($225,589) during the three-month period ended February 28, 2006 compared to a net loss of ($72,852) incurred during the three-month period ended February 28, 2005 (an increase of $152,737).

         During the three month period ended February 28, 2006, we generated $380,012 in gross sales compared to $545,009 in gross sales during the three month period ended February 28, 2005 (a decrease of $164,997). Cost of sales decreased during the three month period ended February 28, 2006 to $96,528 from $107,673 for the same period during 2005 (a decrease of $11,145). The resulting gross profit during the three month period ended February 28, 2006 was $283,484 compared to $437,336 during the three month period ended February 28, 2005 (a decrease of $153,852).

         During the three month period ended February 28, 2006, we incurred $489,527 in selling, general and administrative expense compared to $481,073 in selling, general and administrative expense incurred during the three month period ended February 28, 2005 (an increase of $8,454). Selling, general and administrative expenses comprised our operating expenses and consisted of:
(i)$183,796 in selling expenses; and (ii) $305,731 in general and administrative expenses. Interest expense of $19,546 was incurred during the three month period ended February 28, 2006 compared to interest expense of $29,115 during the same period in 2005. Therefore, during the three month period ended February 28, 2006, net loss was ($225,589) compared to a net loss of ($72,852) incurred during the three month period ended February 28, 2005. Our management anticipates that the profit margin will increase as we acquire new customers and continue to try to lower our cost of sales and selling, general and administrative expenses.

         As a result of the above, the Company's net loss for the three-month period ended February 28, 2006 was ($225,589) or ($0.006) per common share.

For the Nine Month Period Ended February 28, 2006 Compared to the Nine Month
----------------------------------------------------------------------------
Period Ended February 28, 2005.
-------------------------------

         We incurred a net loss of ($836,529) during the nine-month period ended February 28, 2006 compared to a net loss of approximately ($157,406) incurred during the nine-month period ended February 28, 2005 ( an increase of $679,123).

         During the nine month period ended February 28, 2006, we generated $1,143,473 in gross sales compared to $1,817,864 in gross sales during the nine month period ended February 28, 2005 (a decrease of $674,391). Cost of sales decreased during the nine-month period ended February 28, 2006 to $265,629 from $399,063 for the same period during 2005 (a decrease of $133,434). Therefore, during the nine month period ended February 28, 2006, gross profit was $877,844 compared to gross profit of $1,418,801 during the nine month period ended February 28, 2005 (a decrease of $540,957).

         During the nine month period ended February 28, 2006, we incurred $1,642,897 in selling, general and administrative expense compared to $1,477,153 in selling, general and administrative expense incurred during the nine month period ended February 28, 2005 (an increase of $165,744). Selling, general and administrative expenses comprised our operating expenses and consisted of: (i) $617,447 in selling expenses; and (ii) $1,025,450 in general and administrative expenses. Interest expense of $71,476 was incurred during the nine month period ended February 28, 2006 compared to interest expense of $99,054 during the same period in 2005. Therefore, during the nine-month period ended February 28, 2006, net loss was ($836,529) compared to a net loss of ($157,406) incurred during the nine month period ended February 28, 2005. Our management anticipates that the profit margin will increase as we acquire new customers and continue to lower our cost of sales and selling, general and administrative expenses.

         As a result of the above, the Company's net loss for the nine-month period ended February 28, 2006 was ($836,529) or ($0.024) per share.

LIQUIDITY AND CAPITAL RESOURCES
Nine-Month Period Ended February 28, 2006

We have historically had more expenses and cost of sales than revenue in each year of our operations. The accumulated deficit as of February 28, 2006 was ($4,383,946) and current liabilities are in excess of current assets. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and the generation of sales revenue. In connection with our business plan, management anticipates that there may be additional increases in working capital expenses and capital expenditures relating to operating expenses. We intend to finance these expenses with further issuances of our securities and revenues from operations. Therefore, we expect we may need to raise additional capital and increase our revenues to meet long-term operating requirements.

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

         As of the nine-month period ended February 28, 2006, our total liabilities were $1,987,252 consisting of: (i) $1,317,241 payable to stockholder/officer; (ii) $125,736 in accrued royalties; (iii) $258,669 in accrued compensation; (iv) $258,669 in accounts payable; and (v) $6,033 in current and long-term capital lease obligation. See " - Material Commitments" below.
         During the nine month period ended February 28, 2006, net cash used in operating activities was ($220,646) consisting primarily of a net loss of ($836,529), which was adjusted by $171,720 worth of stock issued for services, $9,145 for depreciation, $37,763 for inventory, $25,793 in accounts payable, $5,659 in prepaid expenses, and $365,389 in accrued compensation and royalties and $414 in accounts receivable.

         During the nine month period ended February 28, 2006, net cash used in or from investing activities was $0.

         During the nine month period ended February 28, 2006, net cash provided by financing activities was $228,811 consisting primarily of $269,566 in cash received for issuance of common stock, which was adjusted by ($28,572) in payments on notes payable- stockholder, ($4,942) in payments on capital lease obligations and ($7,241) from checks issued in excess of bank balance.

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

A significant and estimate material agreement for us for fiscal year 2005 and 2006 are the amounts of the Minimum Royalty Fee and the Continuing Royalty Fee due and owing under the terms of the License Agreement. As of the date of this Quarterly Report, the amount of the accrued royalties due and owing pursuant to the Minimum Royalty Fee and the Continuing Royalty Fee is $125,000 and $736, respectively. See Note 3 for sale of restricted stock in exchange for payment of prior accrued royalty fees.

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

          There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange
Act) during the three month period ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, however the Company did lose the services of their outside controller during the quarter. The Company is currently seeking a replacement controller to assist with financial reporting responsibilities. Additionally, since the Company does not have a formal audit committee, its Board of Directors oversees the responsibilities of the audit committee. The Board is fully aware that there is lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, the Board has determined that considering the employees involved and the control procedures in place, risks associated with such a lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time.


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           Not applicable.

ITEM 2.    CHANGES IN SECURITIES.

           During the nine month period ended February 28, 2006 the Company sold 1,900,000 shares of common stock for $270,000.


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

(b)        Reports on Form 8-K

           We have not filed a Form 8-K during the quarter ended February 28, 2006.


                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        JURAK CORPORATION WORLD WIDE, INC.



Date:  April 19, 2006                   By: /s/ Anthony Carl Jurak
                                            -------------------------------
                                            Anthony Carl Jurak
                                            Chairman of the Board and Director
                                            Chief Executive Officer and Chief
                                            Financial Officer