Form 10KSB
period 2006-05-31
JURAK CORP WORLD WIDE INC
filed 2006-09-12
CIK 1060888

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: May 31, 2006

Commission file number: 333-61801

Jurak Corporation World Wide, Inc. (Name of small business issuer in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	88-0407679 (I.R.S. Employer Identification No.)

1181 Grier Drive, Suite C, Las Vegas, Nevada 89119-3746 (Address of principal executive offices)

(702) 914-9688 (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
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

Yes [X] No [ ]

Check here if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year (ending May 31, 2006): $1,445,362

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of August 29, 2006: $39,715,157

Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

Applicable Only to Corporate Registrants

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class	Outstanding as of August 29, 2006
Common Stock, no par value	100,632,578

Documents Incorporated By Reference

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 "Securities Act"). The listed documents should be clearly described for identification purposes.

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

JURAK CORPORATION WORLD WIDE, INC.

Form 10-KSB

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report includes or is based upon estimates, projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of Jurak Corporation World Wide, Inc. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, the ability of our company to continue to successfully compete in the herbal supplement markets. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections, or other "forward looking statements" involve various risks and uncertainties. We caution the reader that important factors in some cases have affected, and in the future could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections, or other "forward-looking statements".

Available Information

Jurak Corporation World Wide, Inc. files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS HISTORY AND DEVELOPMENT

Jurak Corporation World Wide, Inc. was incorporated under the laws of the State of Minnesota on November 1, 1997. In this Annual Report, the terms "Company", "us", "we", "our" and "its" are used as references to Jurak Corporation World Wide, Inc. We develop and distribute dietary herbal supplement products. Our "Jurak Classic Whole Body Tonic" was first developed in the 1920's and 1930's and introduced to the marketplace in 1943 by Mr. Carl Jurak, the father of the founder of our company. Our dietary herbal supplement products are distributed through a network marketing system using independent distributors that we refer to as "Ambassadors of Health" (distributors).

BUSINESS OPERATIONS

General

We are a product-focused company specializing in the herbal supplement industry and market. Our main product is the "Jurak Classic Whole Body Tonic", also known as JC Tonic, which is a herbal supplement blend of thirty different ingredients comprised primarily of medicinal herbs. The main ingredients of the Jurak Classic Whole Body Tonic include thyme leaf, sarsaparilla root, dandelion root, alfalfa herb, angelica root, saw palmetto berry, horehound herb, horsetail herb, quassia wood, peppermint herb, licorice root, gentian root, celery seed, mallow herb, chamomile flower, passion flower herb, malva flower, and hops flower with potassium citrate, magnesium gluconate, calcium glycerophosphate, potassium glycerophosphate, iron glycerophosphate, boron tri-fluoride, potassium iodide, glycerin. The Jurak Classic Whole Body Tonic is marketed in 42-ounce bottles and 20-ounce bottles, which combined constitute approximately 100% of our sales.

We distribute our products through a network marketing system using independent distributors. Network marketing appeals to a wide cross-section of people, particularly those seeking to supplement income, start a home-based business, or pursue entrepreneurial opportunities other than conventional full-time employment. We consider our compensation plan and cash bonus pools to be attractive components of our network marketing system. We also believe that our network marketing system is ideally suited to market herbal supplement products because sales of such products are strengthened by ongoing personal contact between our distributors and their customers. Distributors are given the opportunity through sponsored events and training sessions to network with other distributors, develop selling skills and establish personal goals. We supplement monetary incentives with other forms of recognition in order to further motivate and foster an atmosphere of excitement through our distributor network.

We have obtained trademark protection for the name "JC Tonic" within the United States and within Canada. We also own the web sites www.jurak.com, www.jctonic.com, and www.tonicman.com.

Industry Overview - Tonic Herbs

The nutrition industry includes many small and medium sized companies that manufacturer and distribute products generally intended to maintain the body's health and general well being. The four major product categories within the nutrition industry are: (i) nutritional supplements, which are products such as vitamins and minerals, dietary supplements, herbs and botanicals, and compounds derived from these substances; (ii) natural and organic foods; (iii) functional foods; and (iv) personal care products.

The Jurak Classic Whole Body Tonic is a blend of 18 bi-directional tonic herbs with added minerals. "Tonic" has been defined as "a substance (tonic) to strengthen the body against chronic conditions by gently "moving" or "adjusting" processes in the body; they are "catalysts" or "assisting remedies". The definition of a tonic clearly excludes the notion of "making stronger" by pushing the body in one direction only. Tonics are bi-directional, capable of both increasing and decreasing the activity of body processes. Herbs whose action is bi-directional are called tonics. Tonic herbs have the ability to exert balancing action on both systems and biochemical processes of the body. Their power lies in both their therapeutic benefits and ease of application.

We believe that the concept of a tonic may sound strange to modern ears. We simply have not made room in our medical or nutritional agendas for a concept of a substance that restores balance. We believe that this will change as the medical community begins to realize that many modern plagues may be prevented and even treated by maintaining optimum health in all body systems. Such a re-orientation of thought demands that much less emphasis be placed on finding and killing "germs", and much more on increasing the body systems natural defenses and restorative powers. The concept of the herbal tonic will be a signpost for the new research.

We believe that the nutrition industry, which includes our herbal tonic product, is being fueled by certain factors including, but not limited to, the following: (i) the public's exposure to more widely accepted natural and homeopathic alternatives, which include herbal products; (ii) the desire to slow down the aging process; (iii) the nationwide and worldwide trend toward preventive health care combining Eastern and Western medicine; and (iv) the rapid product introductions taking place in response to scientific research fueled by new demand.

Our Product Line

The Jurak Classic Whole Body Tonic

The Jurak Classic Whole Body Tonic is a tonic composed of exceptional health giving substances found and extracted from plants. The Jurak Classic Whole Body Tonic is our only product at this time, which is known as JC Tonic, a registered trademark and name. The original formula called "Matonol" was first brought to the marketplace in the early 1940's by the father of our founder and current Chief Executive Officer, Anthony Carl Jurak, based upon the premise there were quite a number of existing "super herbs" that have the ability to balance the systems in the human body which would be beneficial to mankind. We believe that the Jurak Clasic Whole Body Tonic formula embodies the ability to restore balance and health in all of the systems of the human body: the immune system, the cardiovascular system, the digestive system, the reproductive system, and the nervous systems. The premise of the Jurak Classic Whole Body Tonic is to keep each system of the human body at an optimum operational level ultimately producing health and the ability to resist many diseases. The Jurak Classic Whole Body Tonic is called a "whole body tonic" because it embodies the ten essential properties required to aid all bodily systems.

Healthy blood is the source of well being to the six major and hundreds of minor bodily glands. The six principal glands which are the source of the human body's well being - the pituitary, thyroid, parathyroids, adrenals, pancreas and gonads - are greatly influenced by blood. We believe that the Jurak Classic Whole Body Tonic helps keep the blood healthy by balancing, purifying, activating, and regulating the blood chemical and biological balance. The Jurak Classic Whole Body Tonic has the property to keep the walls of the blood vessels clean and contains rich sources of six minerals as well as various organic acids to supplement the blood chemistry. By providing to the blood these health-giving substances which balance, purify and activate the blood, this in turn influences the bodily glands and regulates the blood system and creates conditions which bring a person well-being.

Generally, the properties of the Jurak Classic Whole Body Tonic are as follows:

  restore and maintain balance and homeostasis throughout the body systems;

  increase energy through normal metabolic means;

  increase general and overall resistance to infections of all kinds by enhancing the tonic properties of the immune system and bring the immune system in perfect balance;

  decrease the effects of stress and anxiety on our ability to perform and our ability to rest and sleep without having to utilize one herb to go to sleep and another herb to wake up in the morning;

  protect from free-radical damages by having a good antioxidant activity;

  increase the body's ability to build muscle and/or decrease weight through the burning of calories by improving the body's ability to utilize the dietary calories that we consume each and every day;

  regulate digestion processes and keep all of the organs and glands that are part of the digestive system in balance, resulting in prevention of simple indigestion or ulcers and lowering of cholesterol;

  strengthen the heart and reduce cholesterol and blood pressure and keep the bloods ability to clot in balance;

  keeps the liver, kidneys and other glands related to blood-purifying concept in optimum health, resulting in a reduction in exposure to stressful toxins and pollutants in our atmosphere and food; and

  balance the lower bowel by counteracting either constipation or diarrhea.

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

We believe that nature gave man all he needs for health and well-being. When extracts are made to prepare the Jurak Classic Whole Body Tonic, many plants are used. Of some of these plants, only the roots or leaves or seeds or flowers or bark are used, each at its correct season, giving the right quality of its constituents. There are many variables that make a plant extract so valuable. These factors include hormones, trace minerals, various vegetable acids and mineral salts that are the same in their inorganic opposites but behave differently chemically, and often give results quite opposite from the inorganic compounds.

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

  celery seed, which is a traditional diuretic and blood cleanser and possesses other medicinal properties including a blood pressure lowering property, antioxidative principle, and sedative activity;

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

  hops flower, which has been sued through the centuries as a mild sedative and sleeping aid by calming nerves and helping induce sleep;

  horehound herb, which affects the respiration directly by dilating vessels and acting as a serotonin antagonist and which is also popularly used as a cough remedy and in bronchial medications ;

  horsetail herb, which is used in the growth and repair of bone and tissue and also stops bleeding and helps build up the blood;

  licorice root, which reinforces the body's ability to withstand attack from virtually any kind of pathogen, is considered a tonic for the musculoskeletal system and is also an effective treatment for stomach ailments;

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

  peppermint herb, which is mainly used is aid the various processes of digestion, combating gas, increasing the flow of bile, healing the stomach and liver, and is also an ideal choice for invigorating the mind and improving the mood;

  sarsaparilla root, which consists of the dried root of Smilax species and acts as a blood purifier that facilitate the removal of wastes from the blood either by promoting better circulation or improving liver or kidney action or by insuring regular bowel movements or by opening the pores of the skin;

  quassia wood, which stimulates secretion of the gastric juices, increases appetite and aids digestion; and

  saw palmetto berry, which helps prevent and treat benign prostatic hypertrophy; and

  thyme leaf, which is used calm upset stomachs, kill bacteria, relax the smooth muscles of the stomach and uterus, increase expectoration, kill worms and improve the secretion of the digestive enzymes.

The Jurak Classic Whole Body Tonic also contains added minerals, such as boron, calcium, iodine, iron, magnesium and potassium.

Network Marketing Strategy

We market and distribute our products through a network marketing system and sell directly to distributors and preferred customers. We recognize the need to aggressively grow our distributor sales force, thereby building new sales. We had approximately 9,900 distributors and 4,300 retail customers at May 31, 2006, compared with approximately 9,300 distributors and 3,600 retail customers at May 31, 2005. Network marketing is a form of person-to-person direct selling through a network of vertically organized independent distributors who purchase products at wholesale prices from the manufacturer for resale to retail consumers. The emergence of readily available means of mass communication such as personal computers, facsimiles, low-cost long distance telephone services, and the Internet has contributed to the rapid growth of network marketing. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances. We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not as readily available through other distribution channels. We believe our network marketing system appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home business, or pursue employment opportunities other than conventional, full-time employment. Most of our distributors therefore sell our products on a part-time basis.

We believe that our network marketing system is ideally suited to market our Jurak Classic Whole Body Tonic because sales are strengthened by ongoing personal contact between retail consumers and distributors, many of whom themselves use our Jurak Classic Whole Body Tonic. Sales are made through direct personal sales presentations as well as presentations made to groups. These sales methods are designed to encourage individuals to purchase our Jurak Classic Whole Body Tonic by informing potential customers and distributors of our Jurak Classic Whole Body Tonic, results of personal use, and the potential financial benefits of becoming a distributor. The objective of the marketing program is to develop a broad based network marketing organization within a relatively short period.

Our network marketing program encourages individuals to develop their own downline network marketing organizations. Each new distributor is either linked to the existing distributor that personally enrolled the new distributor into our network marketing organization or the existing distributor in the enrolling distributor's downline as specified at the time of enrollment. Growth of an distributor's downline organization is dependent upon the recruiting and enrollment of additional distributors within such distributor's downline organization.

Distributors are encouraged to assume responsibility for training and motivation of others within their downline organization and to conduct opportunity meetings as soon as they are appropriately trained. We strive to maintain a high level of motivation, morale, enthusiasm and integrity among the members of our network marketing organization. We believe this result is achieved through a combination of sales incentives, personal recognition, or outstanding achievement, and quality promotional materials. Under our network marketing program, distributors purchase sales aids and brochures from us and assume the costs of advertising and marketing the Jurak Classic Whole Body Tonic to their customers as well as the direct costs of recruiting new distributors. We believe that this form of sales organization is cost efficient because our direct sales expenses are limited.

We continually strive to improve our marketing strategies, including the compensation structure within our network marketing organization, to attract and motivate distributors. These efforts are designed to increase monthly product sales and the recruiting of distributors. We have set aside 3,000,000 shares of our restricted common stock for our distributors under a plan whereby the distributors earn a stock bonus based on sales and "bonus points". A distributor who purchases enough product for 160 points, sponsors three persons who each purchase enough product for 160 points, and who in turn sponsor three additional persons who each purchase enough product for 160 points, will receive ten certificates. The number of certificates earned and outstanding at May 31, 2006 and 2005 was 95,780 and 83,434 respectively. Each certificate earned is redeemable for one share of our restricted common stock at the current market price at the time of redemption. The shares of common stock are contractually restricted from sale for three year from the time of earning. Each certificate earned is redeemable for one share of common stock.

We believe that in addition to the United States and Canadian markets, significant growth opportunities continue to exist in international markets. We intend to select new markets following an assessment of several factors including market size, anticipated demand for the Jurak Classic Whole Body Tonic, receptivity to network marketing, and ease of entry, which includes consideration of possible regulatory restrictions on our products or network marketing system.

Material Agreements

Intellectual Property License Agreement

On approximately January 1, 1999, we entered into an intellectual property license agreement (the "License Agreement") with Jurak Holdings Limited ("JHL"), a corporation organized under the laws of the Province of Alberta and an affiliate of our Chief Executive Officer and one of our directors. Pursuant to the terms and provisions of the License Agreement, we are required to pay the greater of $500,000 for fiscal year 2003 and each calendar year thereafter, during the first ten years of the License Agreement (the "Minimum Royalty Fee"), or eight percent of the net sales price of all license products sold under the License Agreement (the "Continuing Royalty Fee"). After fiscal 2013, we are required to make payments in the amount of the Continuing Royalty Fee.

The accrued payments due and owing to JHL under the License Agreement for the Minimum Royalty Fee and the Continuing Royalty Fee was $250,000 at May 31, 2006.

Intellectual Property

Patents and other proprietary rights are vital to our business operations. We protect our technology through a trademark that Jurak Holdings Limited ("JHL") owns and can license. JHL's policy is to seek appropriate protection both in the United States and abroad for our Jurak Classic Whole Body Tonic and other products. We have acquired trademark protection as follows.

JC Tonic

On January 15, 2002, the United States Patent and Trademark Office issued a certificate of registration, registration no. 2,530,329, to JHL for protection of our exclusive use of the trademark "JC Tonic". The certificate of registration for "JC Tonic" was issued under Class 6, 18, 44, 46, 51 and 52 for herbal, mineral and vitamin supplements, and shall remain in force and effect for ten years from the date of issuance.

The Youth Solution

On May 3, 2005, the United States Patent and Trademark Office issued an application serial no. 78/618,318, registration no. 2625515, to JHL for protection of our exclusive use of the trademark "The Youth Solution". The certificate of registration for "The Youth Solution" was issued under Class 3 for body lotions, and shall remain in force and effect for ten years from the date of issuance.

On September 24, 2002, the United States Patent and Trademark Office issued a certificate of registration, serial no. 75/703,055, registration no. 2,625,515, to JHL for protection of our exclusive use of the trademark "The Youth Solution". The certificate of registration for "The Youth Solution" was issued under Class 5 and 32 for herbal supplements, and shall remain in force and effect for ten years from the date of issuance.

Helena

On November 29, 2004, the United States Patent and Trademark Office accepted JHL's application for registration under serial no. 78/523,794, for protection of our exclusive use of the trademark "Helena". The application was filed for "Helena" under Class 3 for non-medicated skin care preparation. Once final approval is obtained by the United States Patent and Trademark Office, the trademark shall remain in force and effect for ten years from the date of issuance.

Vimirex

On January 18, 2005, the United States Patent and Trademark Office accepted JHL's application for registration under serial no. 78/549,525, for protection of our exclusive use of the trademark "Vimirex". The application was filed for "Vimirex" under Class 5 for vitamins and minerals. Once final approval is obtained by the United States Patent and Trademark Office, the trademark shall remain in force and effect for ten years from the date of issuance.

JC Junior

On June 28, 2005, the United States Patent and Trademark Office accepted JHL's application for registration under serial no. 78/659,837, for protection of our exclusive use of the trademark "JC Junior". The application was filed for "JC Junior" under Class 5 and 32 for herbal supplements. Once final approval is obtained by the United States Patent and Trademark Office, the trademark shall remain in force and effect for ten years from the date of issuance.

Take An Ounce and Feel the Bounce

On June 13, 2000, the United States Patent and Trademark Office issued a certificate of registration, serial no. 76/069,199, registration no. 2,490,428, to us for protection of our exclusive use of the trademark "Take An Ounce and Feel the Bounce". The certificate of registration for "Take An Ounce and Feel the Bounce" was issued under Class 32 for herbal supplements, and shall remain in force and effect for ten years from the date of issuance.

Ambassador of Health

On May 5, 1999, the United States Patent and Trademark Office issued a certificate of registration, serial no. 75/702,892, registration no. 2,613,042, to us for protection of our exclusive use of the trademark "Ambassador of Health". The certificate of registration for "Ambassador of Health" was issued under Class 16 and 35 for magazines and newsletters on health and nutrition and for personnel recruitment and business consultation, and shall remain in force and effect for ten years from the date of issuance.

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

COMPETITION

The business of developing and distributing nutritional and personal care products such as the Jurak Classic Whole Body Tonic is highly competitive. Numerous manufacturers, distributors and retailers compete for consumers and, in the case of other network marketing companies, for distributors. We compete directly with other entities that develop, manufacture, market and distribute dietary supplements. We compete with these entities by emphasizing the underlying science, value and high quality of the Jurak Classic Whole Body Tonic, as well as the convenience and financial benefits afforded by our network marketing system and compensation plan. However, many of our competitors may be substantially larger and have greater financial resources and broader name recognition. Our markets are highly sensitive to the introduction of new products that may rapidly capture a significant share of those markets.

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

There can be no assurance that we will be able to effectively compete in this intensely competitive environment. In addition, nutritional and personal care products can be purchased in a wide variety distribution channels, including retail stores. Our product offering line is relatively limited compared to the wide variety of products offered by many of our competitors, and are often premium priced. As a result, our ability to remain competitive depends in part upon the successful marketing of the Jurak Classic Whole Body Tonic.

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

Risks Related to Our Business

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future; Need to Raise Capital to Continue Our Growth.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. We do not expect positive cash flow from operations in the near term. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We incurred a net loss of $1,087,846 for the fiscal year ended May 31, 2006, and have an aggregate net loss of $4,635,264 as of May 31, 2006. As of May 31, 2006, we had a working capital deficit of $493,745. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we encounter greater costs associated with general and administrative expenses and costs of offering equity securities or debt financing.

We May Need to Raise Capital to Continue Our Growth.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our development plans and achieve profitable operational levels will be greatly limited. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of our products. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a materially adverse effect upon our operations.

Our Success Depends on the Ability of Our Suppliers With Whom We Have Business Arrangements.

We currently obtain all of our raw materials from many botanical houses and, therefore, are dependent on the stable and reliable supply of such raw materials in these regions. The supply of these raw materials can be adversely affected by any material change in the climatic or environmental conditions which may, in turn, have a material adverse effect on the cost of our raw materials and on our operations.

We depend on a number of suppliers that produce our Jurak Classic Whole Body Tonic. Failure to maintain continuous access to these suppliers may have a materially adverse affect our business. Such suppliers may experience equipment failures and service interruptions, of which we have no control, which could adversely affect customer confidence, our business operations and our reputation. Moreover, we may have to compete with other companies for the production capacity of suppliers. Because we are a small enterprise and many of these companies with whom we may compete for production capacity may have greater financial and other resources than we have, they may have an advantage in the competition for production capacity. If we experience a significant increase in demand, we may have to expand our third party suppliers. We cannot be assured that additional suppliers will be available to us, or that if available it will be available on terms that are acceptable to us. If we cannot produce a sufficient quantity of our Jurak Classic Whole Body Tonic to meet demand or delivery schedules, our customers might reduce demand, reduce the purchase price they are willing to pay for our product, or replace our product with the product of a competitor, any of which could have a materially adverse effect on our financial condition and operations.

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

Our Continued Operations Depend on the Successful Marketing of our Jurak Classic Whole Body Tonic.

Our business plan is based on the marketing and distribution of primarily one product, the Jurak Classic Whole Body Tonic. This entails circumstances currently prevailing and the bases and assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in the marketing and distribution of one product. There is no assurance that we will be successful in implementing our marketing strategies or that our marketing strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our marketing strategies, our business operations and financial performance may be adversely affected. The novelty and the design of our Jurak Classic Whole Body Tonic is important to our success and competitive position, and if we are unable to continue to develop and offer such a unique product to our customers, our business could suffer. We cannot be certain that our Jurak Classic Whole Body Tonic will be or continue to be in demand. Should the competitive demand steer away from our product, our business could be adversely affected. To date, our product line has consisted primarily of our Jurak Classic Whole Body Tonic. There can be no assurance that we can successfully sell our product or that we can successfully develop, introduce, or sell any additional products.

Our Growth Could Harm Our Future Business Results.

We expect to experience significant and rapid growth. If we are unable to hire staff to manage our operations, our growth could harm our future business results and may strain our managerial and operational resources. As we proceed with the production, marketing and sale of our existing and anticipated products, we expect to experience significant and rapid growth of our business. We may need to add staff to manage operations, handle marketing efforts and perform finance and accounting functions. We may be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective operational and financial systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse affect on our business and financial condition.

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

Loss of Key Management Personnel.

The loss of Mr. Anthony Jurak or Mr. Roger Theriault or any of our key management personnel would have an adverse impact on our future development and could impair our ability to succeed. Our performance is substantially dependent upon the expertise of our Chief Executive Officer, Mr. Anthony Jurak, and other key management personnel and our ability to continue to hire and retain such personnel. Mr. Jurak spends substantially all of his time working for us. It may be difficult to find sufficiently qualified individuals to replace Mr. Jurak or other key management personnel if we were to lose any one or more of them. The loss of Mr. Jurak or any of our other key management personnel could have a materially adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers.

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

Government Regulation.

Any changes in regulation by the Federal Trade Commission ("FTC") and/or the U.S. Food and Drug Administration ("FDA") with respect to labeling and advertising of our products could have an adverse affect on our business. A change in these requirements could add additional cost to the production of our products.

If Our Competitors Misappropriate Proprietary Know-How and Our Trade Secrets, it Could Have a Materially Adverse Affect on our Business.

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

RISKS RELATED TO OUR COMMON STOCK

Sale of Restricted Common Stock.

As of May 31, 2006, there are 90,631,791 outstanding shares of our common stock, of which 85,450,317 are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. As of May 31, 2006, there are no warrants outstanding other than the 395,000 the company issued during the years ended May 31, 2005 and 2004, in a private placement of 1,000,000 shares of common stock at the price of $1.00 per share. During the years ended May 31, 2005 and 2004, 200,000 and 195,000 shares, respectively, were issued related to the private placement. The placement includes a warrant for each share purchased and is exercisable at $1.25 per share for two years from that date.

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

Our common stock has traded as low as $0.12 and as high as $1.99. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the demand for our Jurak Classic Whole Body Tonic; (ii) disappointing results from our marketing and sales efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our business prospects; and (viii) general economic trends.

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

Our Common Stock is Classified as a "Penny Stock" under SEC Rules Which Limits the Market for Our Common Stock.

Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the common stock is less than $5 per share, the common stock is classified as a "penny stock." Our stock has not traded above $5 per share. SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

A Decline in the Price of Our Common Stock Could Affect Our Ability to Raise Further Working Capital and Adversely Impact Our Operations.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a materially adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

GOVERNMENT REGULATION

In the United States, where we primarily sell our Jurak Classic Whole Body Tonic, we are subject to laws, regulations, administrative determinations, court decisions and similar restrictions at the federal, state and local levels, collectively known as "regulations". These regulations include and pertain to, among other things: (i) the formulation, manufacturing, packaging, labeling, advertising, distribution, sale and storage of our product; (ii) our product claims and advertising, including label claims, direct claims, as well as claims and advertising by our distributor, for which we may be held responsible; and (iii) our network marketing organization and activities.

Products

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale and storage of our Jurak Classic Whole Body Tonic is subject to regulation by a number of governmental agencies. The federal agencies include the Food and Drug Administration ("FDA"), the Consumer Product Safety Commission, the United States Department of Agriculture, and others. Our activities are also regulated by various codes and agencies of the states and localities in which our product is or may be manufactured, distributed or sold. The FDA, in particular, regulates the formulation, manufacturing and labeling of dietary and herbal supplements, which includes our product.

The Dietary Supplement Health and Education Act of 1994 ("DSHEA"), revised the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA"), concerning the composition and labeling of dietary supplements, which we believe is generally favorable to the dietary supplement industry. DSHEA created a new statutory category of products or "dietary supplements". This new category includes vitamins, minerals, herbs, amino acids, and other dietary substances for human use to supplement the diet. However, DSHEA grandfathered, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement containing a new dietary ingredient ("NDI"), and placed on the market on or after October 15, 1994, must have a history of use or other evidence establishing a basis for expected safety. Manufacturers of dietary supplements using a "structure-function" statement or other claim must have scientific substantiation that the statement is true, accurate, and not misleading. Our product, Jurak Classic Whole Body Tonic, is classified as a dietary supplement under the FFDCA and DSHEA.

The labeling requirements for dietary supplements with respect to labels affixed to containers have been set forth in final regulations effective March 23, 1999. These regulations include the serving size, dietary ingredient information, and the proper detail and format required for the "Supplement Facts" box. Our product labels are in compliance with those regulations. Many states have also recently become active in the regulation of dietary supplement products. These states may require modification of labeling of our product sold in those states, e.g., Texas, New York and California. Finally, in recent years, California courts have grown increasingly active in consumer protection and "private attorney general" lawsuits, some of which have targeted certain herbal supplement ingredients, such as Kava Kava or Ginseng. These suits have not directly affected our product or sales, but we continue to be aware of states' regulations, especially as they pertain to advertising of products and disallowance of ingredients in products sold in that state.

On January 6, 2000, the FDA published a final rule on permissible structure/function statements to be placed on labels and in brochures. Structure/function statements are claims of the benefit or positive effect of a product or an ingredient on the body's structure or function. This regulation does not significantly change the way the FDA interprets structure/function statements. We have not made any substantial label revisions based on this regulation regarding any of our structure/function product statements. Subsequently, the FDA published a final rule that the level of science needed to support a structure/function claim would be raised close to the current Federal Trade Commission ("FTC") standard, which is "competent and reliable scientific evidence". We believe that we have adequate substantiation for all label claims used.

Anti-DSHEA Proposed Legislation

We believe that the issuance of rules by the FDA on ephedra has caused Congress to rethink DSHEA, specifically as to how safety of supplements may be ensured and also as to whether specific categories of dietary supplements should not be permitted at all. In particular, there is growing sentiment (including from one herbal trade association) to make adverse event reporting ("AER") mandatory for all manufacturers and marketers of dietary supplements so that the FDA may take action more quickly than it did on ephedra when a harmful herb or other ingredient is suspected. Since February 2003, there have been several bills proposed in Congress that would amend DSHEA, make safety safeguards stricter, even approaching the rigor and reporting required for FDA-regulated drugs. Some examples are as follows:

Dietary Supplement Safety Act. The Dietary Supplement Safety Act ("DSSA") would greatly undermine DSHEA, especially Section 4 regarding safety, giving the FDA new powers of oversight and blanket authority over whole categories of supplements, including herbal supplements. To the best of our knowledge, the bill is still pending.

Dietary Supplement Access and Awareness Act. The Dietary Supplement Access and Awareness Act ("DSAAA") purports to be about safety and access for consumers to supplements, but actually recommends severe restrictions and proposes dramatic redefinitions of what constitutes a dietary supplement. This bill would impose several requirements for supplements, including unprecedented FDA pre-approval as well as strict AER reporting, and exclude only vitamins and minerals from such new requirements. The bill would reverse the safety burden of proof of Section 4 of DSHEA, and instead require the manufacturer to demonstrate safety, rather than the burden being on the FDA to show "imminent hazard" or "unreasonable risk."

We will continue to monitor these anti-DSHEA bills and determine if any of them become a serious threat to our business. In addition, two major trade associations of the dietary supplement industry - the American Herbal Products Association and the National Natural Foods Association - have both been actively lobbying against any bills that would require or lead to unreasonable restraints on the manufacture and marketing of dietary supplements.

Manufacturing

Pursuant to current law, dietary supplements are manufactured using good manufacturing practices ("GMPs"). The DSHEA empowered the FDA to issue specialized GMP's for dietary supplements, but several years passed before the FDA took the next step in the rule-making process. During June 2003, the FDA published a rule which provides comprehensive GMP's for supplements. Once final GMP regulations become effective, all our manufacturers will be required to adhere to the GMPs. The FDA will most likely institute an effective date for the GMPs, which will allow our manufacturer a reasonable amount of time to conduct this review and, if necessary, revise their manufacturing operations to comply with the final GMP regulations. Typically, the effective date for new manufacturing and labeling regulations is twelve (12) months after the promulgation of the final rule. As of the date of this Annual Report, the FDA has not yet published this final rule on GMPs.

Product Claims, Advertising and Website

The FDA considers website promotional content to constitute "labeling", and thus our website must not contain disease claims or drug claims, but only permissible structure/function claims. The Federal Trade Commission ("FTC") governs the advertising of dietary supplements in any medium or vehicle - print ads, radio spots, infomercials, internet ads, and websites. The fundamental FTC rule is that all material advertising claims, whether express or implied, must be substantiated by reliable and competent scientific evidence. Because our website must comply with both FDA and FTC regulations, we routinely review our web site and our scientific substantiation for particular claims to determine if it is sufficient to ensure that there are no disease claims present. We also require our distributors' websites to be in compliance with FDA and FTC regulations. As such, and to ensure Internet compliance, distributors may only copy or link to our corporate website. Any independent websites are unauthorized and their creators are solely liable for defending any regulatory enforcement actions. Violations of this policy may result in the termination of the distributor's relationship with the Company.

Advertising of products is subject to regulation by the FTC. The FTC prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTC further provides that the dissemination of, or causing to be disseminated, any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act of practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims made for our Jurak Classic Whole Body Tonic.

In recent years, the FTC has initiated numerous investigations of and actions against dietary supplement products and companies. The FTC issued a guidance document to assist companies in understanding and complying with the substantiation requirement for advertising claims for supplements. We have organized the documentation supporting and substantiating our advertising and promotional practices in compliance with these guidelines. In particular, the FTC has been especially active, using its overlapping jurisdiction with the FDA and its joint agent enforcement mechanism called "cyber stings" via the FTC's monitoring of supplement claims found on Internet advertising. When the FTC finds compliance violations, the FDA then sends out warning letters regarding these Internet claims, called "Cyber Letters". The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, disgorgement of profits, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public. Violation of these orders could result in substantial financial or other penalties. We have not been notified that we have been or are the subject of any enforcement action by the FTC. However, any such action in the future by the FTC could materially adversely affect our ability to successfully market our product. Therefore, we pay careful attention to new guidelines and recent investigations launched, complaints filed, and fines imposed by the FTC.

We attempt to remain in full compliance with all applicable laws and regulations governing the manufacture, labeling, sale, distribution and advertising of our product.

Network Marketing System

Laws and regulations prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These laws include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases. Illegal schemes, typically referred to as "pyramid", "chain distribution", or "endless chain" schemes, compensate participants primarily and solely for the introduction or enrollment of additional participants into the scheme. Often these schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics, and claims of huge and quick financial rewards requiring little or no effort. Generally, these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within sales organization is based on sales of the enterprise's products, rather than investments in the organization or other non-retail sales related criteria or activity. We ensure through counsel that our network marketing system is in regulatory compliance.

We currently have distributors in all fifty states. In addition to federal regulation, each state has enacted its own "little FTC Act" to regulate sales and advertising. We may receive requests to supply information regarding our network marketing plan to regulatory agencies. We believe that our network marketing program is in compliance with laws and regulations relating to network marketing activities in our current markets. Nevertheless, we remain subject to the risk that, in one or more of our present or future markets, the marketing system or the conduct of certain distributors could be found to be not in compliance with applicable laws and regulations. Failure by a distributor or us to comply with these laws and regulations could have a materially adverse effect on our business in a particular market or in general. Any or all of these factors could adversely affect the way we do business and could affect our ability to attract potential distributors or enter new markets. The FTC has been active in its enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components, having instituted several enforcement actions resulting in signed settlement agreements and payment of large fines. Although to our knowledge, we have not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate us in the future. Noncompliance with applicable laws and regulations could: (i) result in enforcement action and imposition of penalties; (ii) require modification of our network marketing system; (iii) result in negative publicity; or (iv) have a negative effect on distributor moral and loyalty. Any of these consequences could have a materially adverse effect on our sales as well as our financial condition.

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

EMPLOYEES

We currently employ eight (8) employees, all of whom are full-time employees. In addition to our current staff, we also have approximately 9,900 distributors nationwide.

REPORTS TO STOCKHOLDERS

We are currently a reporting issuer in the U.S. and are subject to reporting requirements under section 13 or 15(d) of the U.S. Securities Exchange Act of 1934, as amended. We are required to file the following with the U.S. Securities and Exchange Commission (the "SEC"): (i) quarterly reports on Form 10-QSB; (ii) an annual report on Form 10-KSB; (iii) a Form 8-K to report the occurrence of certain reportable events; (iv) Forms 3, 4 and 5 to report insider sales and acquisition of our securities; and (v) proxy statements. We are required to deliver an annual report to our stockholders prior to or with the distribution of proxy materials relating to annual stockholder meetings.

ITEM 2. DESCRIPTION OF PROPERTY

We lease our principal office space located at Hughes Airport Center, 1181 Grier Drive, Suite C, Las Vegas, Nevada 89119. We currently utilize office space and warehouse. We intend to lease this space pursuant to the terms and provisions of our lease at approximately $7,000 per month. The lease agreement expires June 30, 2009.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended May 31, 2006, no matters were submitted to our stockholders for approval.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Shares of our common stock have historically been traded on the NASD OTC Bulletin Board under the symbol "JCWW". On May 23, 2006, our trading symbol was changed to "JRAK". The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
May 31, 2006	$0.35	$0.03
February 28, 2006	$0.46	$0.22
November 30, 2005	$0.43	$0.24
August 31, 2005	$0.55	$0.16
May 31, 2005	$0.41	$0.26
February 28, 2005	$0.47	$0.27
November 30, 2004	$0.20	$0.13
August 31, 2004	$0.66	$0.40

As of May 31, 2006, there were approximately 430 shareholders of record of our common shares as reported by our transfer agent, Signature Stock Transfer, Inc., which does not include shareholders who shares are held in street or nominee names. We believe that there are approximately 200 beneficial owners of our common stock. There are no other classes of shares issued or outstanding.

DIVIDEND POLICY

No dividends have been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have any intention of paying cash dividends on our common stock in the foreseeable future. We are trying to build up inventory levels and expand our business; therefore, it is unlikely that we would use profits for the purpose of paying dividends for the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

As of the date of this Annual Report, we do not have an equity compensation plan under which equity securities are authorized for issuance to employees, officers, or directors. As of the date of this Annual Report, we do not have any options issued or outstanding under any equity compensation plan.

The Company is offering 3,000,000 of its common shares to its distributors under a plan where the distributors earn certificates based on sales and bonus points. Each certificate is redeemable for one share of the Company's common stock three years after the certificate has been earned. The number of certificates outstanding at May 31, 2006 and 2005 was 95,780 and 83,433, respectively. The liability for the certificates earned of $103,395 and $100,287 at May 31, 2006 and 2005, respectively, is included in Accrued Compensation. During the years ended May 31, 2006 and 2005, respectively, no shares and 16,302 shares, respectively, were issued to various distributors under this plan.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders Ambassador Program Warrants	95,780 395,000	N/A $1.25	N/A 395,000

RECENT SALES OF UNREGISTERED SECURITIES

Debt Settlement

During fiscal year ended May 31, 2006, we entered into a settlement of outstanding debt with several of our executive officers and Jurak Holdings Limited (the "Settlement Agreement"). Pursuant to the terms and provisions of the Settlement Agreement, we issued 73,070,580 shares of our restricted common stock at $0.02 per share to settle the principal amount of $908,874 and accrued interest of $552,537 due and owing.

During fiscal year ended May 31, 2006, we entered into a settlement of outstanding Accrued Minimum Royalty Fees with one of our executive officers (the "Settlement Agreement"). Pursuant to the terms and provisions of the Settlement Agreement, we issued 11,500,000 shares of our restricted common stock at $0.10 per share to settle the principal amount of $1,150,000 due and owing for Accrued Minimum Royalty Fees.

During fiscal year ended May 31, 2005, we entered into a settlement of outstanding debt with one of our executive officers for services rendered (the "Settlement Agreement"). Pursuant to the terms and provisions of the Settlement Agreement, we issued 453,384 shares of our restricted common stock at $0.20 per share to settle the principal amount of $90,677 plus accrued interest due and owing. In addition, during Fiscal year ended May 31, 2005, we issued 16,302 shares of common stock at $1.12 per share in lieu of compensation.

During fiscal year ended May 31, 2006, we issued 30,000 shares of restricted common stock to a consultant at $0.22 per share in lieu of compensation.

The per share price of the shares was determined by our Board of Directors based upon analysis of certain factors, including but not limited to, the trading price per share of our common stock on the OTC Bulletin Board, our stage of development, industry status, investment climate, and perceived investment risk. We issued shares of our restricted stock in accordance with the transactional exemption under Section 4(2) of the Securities Act of 1933, as amended (the "1933 Securities Act"). The executive officer acknowledged that the securities to be issued have not been registered under the 1933 Securities Act and that they understood the economic risk of an investment in the securities.

Private Placements

During fiscal year ended May 31, 2006, we executed private placements of 1,900,000 and 10,000,000 shares of our restricted common stock, for which we received cash in amounts of $269,566 and $200,000.

During Fiscal Year ended May 31, 2005, we executed Private Placements of 200,000 shares of our restricted common stock, for which we received cash in the amount of $40,000.

Reverse Stock Split

On May 12, 2006, the Board of Directors approved a one-for-six consolidation (reverse split) of our common stock, effective for shareholders of record on May 22, 2006. The consolidated common stock began trading on the NASD OTC Bulletin Board under the symbol "JRAK" on May 23, 2006.

In the consolidation, each six shares of our common stock issued and outstanding was converted to one share of common stock. The number of outstanding shares of common stock was reduced from 45,367,267 shares to 7,561,211 shares. The number of authorized shares of common stock was not reduced by this consolidation. Fractional shares of stock were rounded up to the next whole share.

Stock Compensation

On August 4, 2005, the company entered into an agreement with a consultant for financial consulting services. The agreement includes a stock compensation provision where the Company and the Company's Chief Executive Officer agree to sell 4,250,000 and 750,000 shares, respectively, of the Company's restricted common shares to the consultant. The 750,000 shares were earned upon signing the agreement. The fair market value of the stock transferred by the CEO was $165,000. No additional shares have been issued under this agreement as of May 31, 2006.

In November 2005, the Company entered into an agreement with a consultant for marketing services. Under this agreement, the company issued 30,000 shares to the consultant on November 4, 2005, for marketing services. The fair market value of the stock transferred was $6,720.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited financial statements and the notes thereto, included elsewhere in this Annual Report. Our financial statements are prepared in accordance with U.S. GAAP.

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

RESULTS OF OPERATIONS

	Years ended May 31,
	2006	2005	% Change
Sales	$ 1,445,362	$ 2,364,398	(39%)
Gross Profit	$ 1,092,623	$ 1,856,376	(41%)
Net Loss	$ (1,087,846)	$ (508,634)	114%
Basic and Diluted Loss per Share	$ (0.16)	$ (0.10) (1)

(1) Restated to reflect the 1 for 6 reverse stock split on May 22, 2006

The results for fiscal year ended May 31, 2006 include decreased cost of sales. Also, our revenue has decreased by 39% resulting in a 41% decrease in gross profit margin in 2006. We continue to build a team of experienced industry professionals and distributors that can lead us to success in the herbal industry. We believe our operating systems as implemented reduce shipping errors and increase logistic efficiencies and customer service. As a result of management's efforts, we believe we have successfully negotiated the lowest costs of goods and payment terms.

Fiscal Year Ended May 31, 2006 Compared to Fiscal Year Ended May 31, 2005

Our net loss during fiscal year ended May 31, 2006 was ($1,087,846) compared to ($508,634) during fiscal year ended May 31, 2005 (an increase of $579,212). During fiscal year ended May 31, 2006, we generated $1,445,362 in gross sales compared to $2,364,398 in gross sales for fiscal year ended May 31, 2005 (a decrease of $919,036). Cost of goods sold decreased during fiscal year ended May 31, 2006 to $352,739 from $508,022 for fiscal year ended May 31, 2005, resulting in net sales or a gross margin of $1,092,623 for fiscal year ended May 31, 2006 compared to $1,856,376 for 2005, as further discussed below.

The May 31, 2005 selling, general & administrative expenses included in management's discussion and analysis of financial condition and results of operation was modified to reflect the May 31, 2006 classifications.

During fiscal year ended May 31, 2006, we incurred selling,general and administrative expenses of $2,085,410 compared to operating expenses of $2,239,657 during fiscal year ended May 31, 2005 (a decrease of $154,246). Our selling, general and administrative expenses consisted of: (i) $378,325 (2005: $418,708) in salaries and employee benefits; (ii) $3,164 (2005: $57,842) in advertising and promotion; (iii) $300,185 (2005: $459,784) in contract labor; (iv) $79,653 (2005: $64,060) in legal and accounting; (v) $285,398 (2005: $ 289,885) in office and general; (vi) $113,355 (2005: $113,740) in rent; (vii) $47,958 (2005: $63,831) in insurance; (viii) $12,194 (2005: $12,747) in depreciation; (ix) $365,178 (2005: $259,060) in consulting fees; and (x) $500,000 (2005: $500,000) in royalty fees.

Interest expense for the year ended May 31, 2006 was $95,059 compare to $125,353 for the year ended May 31, 2005.

Our net loss during fiscal year ended May 31, 2006 was ($1,087,846) or ($0.16) per share compared to a net loss of ($508,634) or ($0.10) per share for fiscal year ended May 31, 2005. For fiscal year ended May 31, 2006, the weighted average number of shares outstanding was 6,607,394 compared to 5,269,242 for fiscal year ended May 31, 2005.

Sales and Gross Margins

Sales for fiscal year ended May 31, 2006 were $1,445,362, a decrease of 39% over last year's sales of $2,364,398. The decrease in sales was related to issues associated with the reliability of the Company's computer systems used to track and account for distributors' sales activity. The system problems caused delays and inaccuracies in the accumulation of sales data, which affected the timely calculation and payment of distributor bonuses. These problems caused a decline in sales activity. In May 2006, the Company installed a new computer system, which improved the sales data accumulation process. In July 2006, the Company rolled out a replicated Company website for each of its 9,900 distributors. The replicated websites allow each distributor to advertise to their specific customers, while providing the product and company information from the Company's new website. The new computer system and the replicated websites have already resulted in an increase in sales volume. Management is confident that the Company has regained the confidence of the distributor network.

Gross profit or margin in fiscal year ended May 31, 2006 decreased over fiscal year ended May 31, 2005. Gross margin for fiscal year ended May 31, 2006 was $1,092,623 compared with $1,856,376 for the same period for 2005. Gross margin as a percentage of revenue was 76% in fiscal year ended May 31, 2006 compared with 79% in fiscal year ended May 31, 2005. The decline in gross margin was due to an increase in product costs.

Operating Expenses

Total operating expenses for fiscal year ended May 31, 2006 were $2,085,410 compared with $2,239,657 for the same period in 2005. The decrease is primarily relates to decreases in many expenditures, and cannot be attributed to a large decrease in an single or any group of expenditures.

Salaries and benefits for fiscal year ended May 31, 2006 were $378,325 compared with $418,708 in 2005. Contract labor was $300,185 for fiscal year ended May 31, 2006 compared with $459,784 for 2005. Contract labor is utilized to provide the company with maximum flexibility.

Interest costs for fiscal year ended May 31, 2006 were $95,059 compared with $125,353 for the same period in 2005. Interest costs primarily relate to loans from a principal stockholder and related entities.

Net Loss

The net loss for fiscal year ended May 31, 2006 was ($1,087,846) compared to a net loss of ($508,634) for fiscal year ended May 31, 2005, an increase of $579,212. Basic loss per share was ($0.16) for fiscal year ended May 31, 2006 and ($0.10) per share for fiscal year ended May 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2006, our current assets were $110,841 and our current liabilities were $604,586, resulting in a working capital deficit of $493,745. As of May 31, 2006, total assets were $171,024 consisting of: (i) $44,073 in cash; (ii) $0 in accounts receivable; (iii) $58,154 in net inventory; (iv) $8,614 in prepaid expenses; (v) $26,034 in restricted cash; (vi) $19,365 in deposits; and (vii) $14,784 in office furnishings and equipment (net of depreciation and amortization).

As of May 31, 2006, total liabilities were comprised of (i) $208,643 in accounts payable; (ii) $135,605 in accrued compensation; (iii) $250,000 in accrued minimum royalties; (iv) $4,993 payable to stockholder/ officers; (v) and $6,598 in current and long-term portion of capital lease obligation.

Stockholders' deficit decreased from ($2,599,666) at fiscal year ended May 31, 2005 to ($434,815) at fiscal year ended May 31, 2006 due to cash generated from the Private Placement offering and conversion of outstanding debt.

Net cash flows used in operating activities during fiscal year ended May 31, 2006 was ($412,218) compared with net cash flows provided by operating activities of $5,671 for the same period in 2005. The change was caused primarily by an increase in the net loss and offset by stock compensation and an increase in accrued compensation and royalties.

Net cash flows provided by investing activities during fiscal year ended May 31, 2006 was $9,510 compared with net cash used in investing activities of ($2,744) during fiscal year ended May 31, 2005. The change was caused by a decrease in restricted cash.

Net cash flows provided by financing activities was $446,293 during fiscal year ended May 31, 2006 compared with net cash used in financing activities of ($2,951) during fiscal year ended May 31, 2005. The change was primarily caused by an increase in proceeds received from stock issuances.

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

MATERIAL COMMITMENTS

A significant commitment for fiscal year ending May 31, 2007 relates to the License Agreement with Jurak Holdings Limited. As of fiscal year ended May 31, 2006, an aggregate amount of $250,000 is due and owing to Jurak Holdings Limited for Accrued Minimum Royalty fees.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to our investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity, or market risk support for such assets.

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

ITEM 7. FINANCIAL STATEMENTS

JURAK CORPORATION WORLD WIDE, INC.

Audited Financial Statements

May 31, 2006

Index

Report of Independent Registered Public Accounting Firm dated September 11, 2006

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Jurak Corporation World Wide, Inc.

We have audited the accompanying balance sheets of Jurak Corporation World Wide, Inc. as of May 31, 2006 and 2005, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jurak Corporation World Wide, Inc. as of May 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carver Moquist & O'Connor, LLC

Minneapolis, Minnesota

September 11, 2006

JURAK CORPORATION WORLD WIDE, INC.
BALANCE SHEETS
MAY 31, 2006 AND 2005

	2006	2005
ASSETS		
Current assets:		
Cash and cash equivalents	$ 44,073	$ 488
Accounts Receivable	-	561
Inventories, net	58,154	104,194
Prepaid expenses	8,614	12,146
Total current assets	110,841	117,389
Office furnishings and equipment, net	14,784	26,976
Other assets:		
Restricted Cash	26,034	35,544
Deposits	19,365	9,410
Total other assets	45,399	44,954
TOTAL ASSETS	$ 171,024	$ 189,319
LIABILITIES AND STOCKHOLDERS' DEFICIT		
Current liabilities:		
Checks issued in excess of bank balance	$ -	$ 7,241
Current portion of capital lease obligations	5,345	6,693
Accounts payable	208,643	253,780
Accrued compensation	135,605	268,280
Accrued royalties	250,000	900,736
Payable to Stockholder/officers	4,993	1,345,813
Total current liabilities	604,586	2,782,543
Capital lease obligations, net of current portion	1,253	6,442
Total liabilities	605,839	2,788,985
Stockholders' deficit:		
Common stock, par value .001 per share, 150,000,000 shares authorized, 90,631,791 and 31,937,267 shares issued and outstanding at May 31, 2006 and 2005, respectively	90,632	31,938
Additional paid-in capital	4,109,817	915,814
Accumulated deficit	(4,635,264)	(3,547,418)
Total stockholders' deficit	(434,815)	(2,599,666)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 171,024	$ 189,319

See accompanying notes to financial statements.

JURAK CORPORATION WORLD WIDE, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MAY 31, 2006 AND 2005

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance - May 31, 2004	31,267,581	31,268	767,549	(3,038,784)	(2,239,967)
Issuance of Common Stock	200,000	200	39,800	-	40,000
Conversion of Accrued Compensation and Debt to Common Stock	469,686	470	108,465	-	108,935
Net loss	-	-	-	(508,634)	(508,634)
Balance - May 31, 2005	31,937,267	31,938	915,814	(3,547,418)	(2,599,666)
Issuance of Common Stock for cash	11,900,000	11,900	457,666	-	469,566
Issuance of Common Stock for Consulting Compensation	30,000	30	6,690	-	6,720
Stock Compensation Expense	-	-	165,000	-	165,000
Conversion of Accrued Royalties to Common Stock	11,500,000	11,500	1,138,500	-	1,150,000
Conversion of Accrued Compensation to Common Stock	6,504,362	6,504	123,583	-	130,087
Conversion of Payable to Stockholder/Officers, including Accrued Interest, to Common Stock	66,566,218	66,566	1,264,758	-	1,331,324
Effect of 1 for 6 Reverse Stock Split	(37,806,056)	(37,806)	37,806	-	-
Net loss	-	-	-	(1,087,846)	(1,087,846)
Balance - May 31, 2006	90,631,791	$ 90,632	$ 4,109,817	$ (4,635,264)	(434,815)

See accompanying notes to financial statements.

JURAK CORPORATION WORLD WIDE, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2006 and 2005

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of business:

Jurak Corporation World Wide, Inc. (the Company) was incorporated on November 3, 1997 in the State of Minnesota, is located in Las Vegas, Nevada, and markets its products throughout the United States and Canada. The Company manufactures and markets dietary and herbal supplement products.

A summary of the Company's significant accounting policies follows:

Revenue recognition:

The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of ownership passes, the sales price is fixed or determinable, and collectibility is probable. Generally, these criteria are met at the time product is shipped.

Use of estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date and revenues and expenses during the reporting period. Actual results could differ from Company estimates.

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

Cash:

The Company considers all highly liquid debt instruments with original maturities at three months or less to be cash equivalents.

The Company maintains its cash in a high quality financial institution. The balances at times may exceed the Federally insured limits.

Segment Reporting

The Company operates as one reporting segment.

Inventories:

Inventories are valued at the lower of cost or market, using the first-in, first-out method (FIFO). Inventories are reported at their net amounts, and consist of the following:

Office furnishings and equipment:

Office furnishings and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful life of three to seven years. Maintenance and minor renewals are expensed when incurred.

Long-lived assets:

Long-lived assets, such as property and equipment are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an assets exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds the fair value of the asset.

Advertising:

The Company expenses advertising costs as they are incurred. Advertising costs were $345 and $3,284 for the year ended May 31, 2006 and 2005 respectively.

Shipping and handling costs:

Shipping and handling costs charged to customers have been included in sales. Inbound freight and handling costs incurred by the Company have been included in cost of sales.

  Fair value of financial instruments:

  The carrying value of the Company's financial instruments approximates fair value at May 31, 2006 and 2005. The carrying amounts for cash, accounts payable, accrued liabilities and notes payable approximate fair value due to the short maturity of these instruments.

  Loss per common share:

  Loss per share is computed based on the weighted-average number of common shares outstanding. There are 395,000 warrants outstanding and 95,780 certificates for shares of stock at May 31, 2006 that would be considered anti-dilutive and therefore are not included.

  Recent accounting pronouncements:

  The FASB issued SFAS No. 123(R), "Share-Based Payment," in December 2004, which will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows companies to implement SFAS No. 123(R) at the beginning of their fiscal year that begins after June 15, 2005. Under the new rule, SFAS No. 123(R) will become effective for the Company in the first quarter of fiscal 2007. The Company believes the adoption of SFAS 123(R) will not impact the Company's financial statements as it has not issued stock options to its employees and currently has no stock compensation plans for its employees, executives, or directors.

  In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" which replaces

  APB Opinion No. 20 "Accounting Changes" and SFAS No.3, "Reporting Accounting Changes in Interim

  Financial Statements-An Amendment of APB Opinion No.28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS 154 should not have an impact on our results of operations and financial condition.

  Note 2. Company's Continued Existence:

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses and its liabilities exceed its assets. The Company intends to generate positive cash flows from operations through increased sales utilizing the network of distributors in place, issuing additional stock, and obtaining necessary capital through additional advances from the Company's principal stockholder or through private placements.

  To continue operations, the Company must raise additional capital. As stated in Note 5, the Company completed a private placement of common stock for fiscal year 2006. Additionally, the Company completed an additional private placement of common stock in June 2006 for fiscal year 2007. However, there can be no assurance the Company will be able to obtain additional capital from private placements in the future. The Company has no committed sources or arrangements for additional financing.

  The financial statements do not include any adjustment relating to recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue to exist. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

  Note 3. Capital Lease Obligations:

  The Company has capital leases for new computer equipment, expiring through October 2008. The leases bear interest ranging from 5% to 25%. The obligations are collateralized by the equipment under lease. Total cost and accumulated amortization of the lease equipment was $20,406 and $14,263 at May 31, 2006 and $20,406 and $7,461 at May 31, 2005. Amortization expense on the leased assets is included with depreciation expense.

  Future minimum lease payments under capital lease and the net present value of the future minimum lease payments are as follows for the years ended May 31:

  Note 4. Stockholder Rights:

  The Board of Directors has the power and authority to fix by resolution any designation, class, series, voting power, preference, right, qualification, limitation, restriction, dividend, time and place of redemption and conversion right with respect to any stock of the Company.

  Note 5 Stock Transactions:

  During the year ended May 31, 2006 the Company completed two private placements totaling 11,900,000 shares of restricted common stock in exchange for which it received $469,566. Subsequent to May 31, 2006, the Company sold an additional 10,000,000 shares of restricted common stock in exchange for $200,000 in June 2006.

  During the years ended May 31, 2006 and 2005, no shares and 16,302 shares, respectively, were issued to various distributors under its distributor bonus plan (Note 8).

  Stock Splits

  The Company completed a one-for-six reverse stock split on May 22, 2006. All per share information reflects the effect of this stock reverse stock split.

  Note 6. Income Taxes:

  The (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

  Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur. The Company has a net operating loss carry forwards of approximately $4,200,000 that expire through the year 2025.

  Note 7. Related Party Transactions:

  The principal stockholder and related entities have advances to the Company totaling $4,993 and $1,345,813 as of May 31,2006 and 2005, respectively. These amounts include accumulated accrued interest of $4,993 and $539,991 as of May 31, 2006 and 2005, respectively. Interest on the advances is at 8%. Interest totaling $84,491 and $120,437 was charged to operations for the years ended May 31, 2006 and 2005, respectively.

  Note 8 Commitments:

  Operating Lease:

  The Company rents office and warehouse space in Las Vegas, Nevada under terms of an operating lease which calls for an initial base monthly rental of approximately $6,700, increasing annually, plus common area operating expenses, through June 2009. Rent expense plus common area operating expenses under this agreement for the years ended May 31, 2006 and 2005 was $101,689 and $92,530, respectively.

  Minimum lease payments are the following for the years ending May 31:

  2007                                         $ 84,899

  2008                                           87,446

  2009                                           90,069

  2010                                             7,524

  Total Future Minimum Lease Payments    $269,938

  Stock Bonus Plan:

  The Company is offering 3,000,000 of its shares to its distributors under a plan whereby the distributors earn a stock bonus based on sales and "bonus points." A distributor who purchases enough product for 160 points, sponsors three persons who each purchase enough product for 160 points, and who in turn sponsor three additional persons who each purchase enough product for 160 points, will receive 10 certificates. Each certificate is redeemable for one share of the Company's common stock three years after the certificate has been earned. The number of certificates outstanding at May 31, 2006 and 2005 were 95,780 and 83,433, respectively. The liability for the bonus points of $103,395 and $100,287 at May 31, 2006 and 2005, respectively, is included in accrued compensation. These amounts are redeemable into common stock at a fair market value on the date that they are fully earned and redeemed. During the years ended May 31, 2006 and 2005, respectively, no shares and 16,302 shares were issued to various distributors under this plan.

  Restricted Cash:

  The Company has entered into several agreements with banks whereby a certain amount must be deposited into a restricted cash account in exchange for credit card processing services.

  License Agreement:

  The Company has entered into an intellectual property license agreement with an entity related to the principal stockholder and to a related foundation. The agreement calls for royalty payments to the entity and foundation that total 8% of "net sales price", subject to a minimum annual royalty fee of $500,000 payable to the entity related to the principal stockholder, and other conditions as defined by the agreement.

  The minimum royalty fees expensed for the year ended May 31, 2006 and 2005 were $500,000 and $500,000, respectively. The accrued royalties at November 30, 2005 totaled $1,150,000 and were converted to equity on January 9, 2006. Accrued royalties due under this license agreement are $250,000 and $900,736 at May 31, 2006 and 2005, respectively.

  Note 9. Subsequent event:

  As a continuation to the Company's private placement offering in May 2006, the Company issued an additional 10,000,000 restricted common shares in exchange for $200,000 in cash.

  ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

  ITEM 8A. CONTROLS AND PROCEDURES

  An evaluation was conducted under the supervision and with the participation of our management, including Anthony Carl Jurak, our Chief Executive Officer, and Roger Theriault, our President, and Maria Guedes, our Vice President of Operations/Assistant Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2006. Based on that evaluation, Mr. Jurak, Mr. Theriault and Ms. Guedes concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the fiscal year ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  AUDIT COMMITTEE REPORT

  The audit committee operates under a written charter adopted by the Board of Directors during June 2004. As of the date of this Annual Report, Anthony Jurak has been appointed to our audit committee. Mr. Jurak is not "independent" within the meaning of Rule 10A-3 under the Exchange Act. The Board of Directors has determined that there is not a financial expert serving on the audit committee. We are currently involved in appointing a financial expert to the audit committee, but haven't finalized such appointment as of the date of this Annual Report.

  The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended May 31, 2006. The audit committee has also discussed with Carver Moquist & O'Connor LLC the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Carver Moquist & O'Connor LLC required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Carver Moquist & O'Connor LLC their independence.

  Based on the reviews and discussions referred to above, the audit committee has recommended to our Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended May 31, 2006 be filed with the Securities and Exchange Commission.

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

  As of the date of this Annual Report, our directors and executive officers, their ages and positions held are as follows:

NAME	AGE	OFFICES HELD
Anthony C. Jurak	68	Director, Chairman of the Board and Chief Executive Officer/Secretary
Roger Theriault	60	Director, President
Maria J. Guedes	37	Vice President of Operations/Assistant Secretary

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

  Roger Theriault. Mr. Theriault is our President and a director. Mr. Theriault was also the director of national sales for Shaklee Canada from 1979 to 1984. During that time, he was mostly involved in marketing and sales and responsible for three regional sales managers and more than 100,000 distributors. Mr. Theriault was the founder of Nova Sante Pacific International where he worked from 1989 to 1994. Since 1995, he has been a consultant to Triple Gold (Ecuador), Radical Advance Technologies and CiDem (France).

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

  COMMITTEES OF THE BOARD OF DIRECTORS

  Audit Committee

  The audit committee operates under a written charter adopted by the Board of Directors during June 2004. As of the date of this Annual Report, Anthony Jurak has been appointed to our audit committee. Mr. Jurak is not "independent" within the meaning of Rule 10A-3 under the Exchange Act. The Board of Directors has determined that there is not a financial expert serving on the audit committee. We are currently involved in appointing a financial expert to the audit committee, but haven't finalized such appointment as of the date of this Annual Report.

  The audit committee's primary function is to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management, and the Board of Directors.

  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  Section 16(a) of the Exchange Act requires directors and officers, and the persons who beneficially own more than 10% of common stock of certain companies, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. We are not required to file reports under Section 16 of the Exchange Act.

  ITEM 10. EXECUTIVE COMPENSATION

  During fiscal years ended May 31, 2006 and 2005, certain officers were compensated for their role as executive officers. As of the date of this Annual Report, we do not have any stock option, pension, annuity, insurance, profit sharing or similar benefit plans. Executive compensation is subject to change concurrent with our requirements. We do not have employment agreements with any of our officers.

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

  SUMMARY COMPENSATION TABLE

  Compensation

  None of our executive officers received an annual salary and bonus that exceeded $60,000 during the fiscal years ended May 31, 2006, 2005 and 2004. We do not currently have a compensation committee. Compensation decisions are made from time-to-time by our Board of Directors with no established policies or formulas. The following table sets forth the compensation received by Mr. Jurak.

Long Term Compensation
		Annual Compensation			Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Anthony Jurak Chief Executive Officer/ Secretary, Chairman of the Board, Director	2006 2005 2004	$60,000 $60,000 $60,000	Nil Nil Nil	Nil Nil Nil	None None None	Nil Nil Nil	None None None	None None None

  Stock Options/SAR Grants In Fiscal Year Ended May 31, 2006

  As of the date of this Annual Report, we do not have a stock option plan in effect. The following reflects the information for fiscal year ended May 31, 2006 regarding stock options. No stock options were granted in any previous fiscal years.

Name	Number of Securities Under Options/SARs Granted	% of Total Options/SARs Granted to Employees in Financial Year	Exercise or Base Price ($/Security)	Expiration Date
Not Applicable	Nil	Nil	Nil	Not applicable

  Long Term Incentive Plan ("LTIP") Awards Table

  We have no long-term incentive plans in place and therefore there were no awards made under any long-term incentive plan to any of the above executive officers during fiscal year ended May 31, 2006.

  EMPLOYMENT AGREEMENTS

  As of the date of this Annual Report, we do not have any employment agreements with our executive officers, but we intend to enter into such agreements with our senior executive officers in the future.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of May 31, 2006, there are 90,631,791 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	Anthony C. Jurak (1) (2) (3)	68,482,885	68.05%
Common	Roger Theriault (1)	7,096,037	7.05%
Common	Maria Guedes (1)	75,564	0.08%
Common	Executive Officers/Directors as a group	75,564,486	75.18%

  (1) The address for all management is 1181 Grier Drive, Suite C, Las Vegas, Nevada 89119.

  (2) 31,498,393 shares held in trust by Jurak Holdings Limited, 4478 97th Street, Edmonton, Alberta, Canada T6E 5R9, of which Anthony Jurak is the sole beneficiary.

  (3) 18,788,675 shares held in trust by 152581 Canada Ltd., c/o 1181 Grier Drive, Suite C, Las Vegas, Nevada 89119, of which Anthony Jurak is the sole beneficiary

  CHANGES IN CONTROL

  Our Board of Directors is unaware of any arrangement or understanding among the individuals listed in the beneficial ownership table with respect to election of our directors or other matters. We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  On approximately January 1, 1999, we entered into an intellectual property license agreement (the "License Agreement") with Jurak Holdings Limited, a corporation organized under the laws of the Province of Alberta and an affiliate of our Chief Executive Office and one of our directors, Anthony Jurak. Pursuant to the terms and provisions of the License Agreement, beginning with fiscal year 2003, for a term of ten (10) years, we are required to pay annually the greater of $500,000 ("Minimum Royalty Fee") or eight percent (8%) of the net sales revenue ("Continuing Royalty Fee") of all licensed products sold under the license agreement. After fiscal 2013, we are required to make payments in the amount of the Continuing Royalty Fee. As of the date of this Annual Report, the amount of the Accrued Minimum Royalty Fee due and owing is $250,000.

  ITEM 13. EXHIBITS

  (a) Exhibit List

  31.1     Certificate pursuant to Rule 13a-14(a)

  32.1     Certificate pursuant to 18 U.S.C. Subsection 1350

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  AUDIT FEES

  During fiscal year ended May 31, 2006, we incurred approximately $21,788 in fees to our principal independent accountants for professional services rendered in connection with preparation and audit of our financial statements for fiscal year ended May 31, 2006 and for the review of our financial statements for the quarters ended August 31, 2005, November 30, 2005 and February 28, 2006.

  During fiscal year ended May 31, 2005, we incurred approximately $10,542 in fees to our principal independent accountant for professional services rendered in connection with audit of our financial statements for fiscal year ended May 31, 2005 and for the review of our financial statements for the quarters ended August 31, 2004, November 30, 2004 and February 28, 2005.

  Our principal accountants did not bill any other audit-related fees during the respective time periods.

  TAX FEES

  During the fiscal year ended May 31, 2006, we incurred approximately $3,500 to our principal independent accountants for professional services rendered in connection with tax compliance, consultation, and planning, including preparation of federal and state income tax returns for the years ended May 31, 2004 and 2005. Tax returns for the fiscal year ended May 31, 2006 have not been prepared; therefore, no costs have been incurred.

  ALL OTHER FEES

  During the fiscal year ended May 31, 2005, we incurred approximately $2,500 to our principal independent accountants for professional services other than audit and tax services.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Jurak Corporation World Wide, Inc.
  (Registrant)

  By /s/ Anthony Jurak
  Anthony Jurak
  Chairman, Chief Executive Officer and Director

  Date September 11, 2006

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  By /s/ Anthony Jurak
  Anthony Jurak
  Chairman of the Board, Director

  Date September 11, 2006

  By /s/ Roger Theriault
  Roger Theriault
  President, Director

  Date September 11, 2006