Form 10QSB
period 2006-08-31
JURAK CORP WORLD WIDE INC
filed 2006-10-23
CIK 1060888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-61801

JURAK CORPORATION WORLD WIDE, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA 88-0407679

(State or other jurisdiction of (Federal Employer

incorporation or organization) Identification No.)

1181 Grier Drive, Suite C, Las Vegas, NV 89119-3746

(Address of principal executive offices) (Zip Code)

(702) 914-9688

Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x]  NO [  ]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Large Accelerated Filer [  ]            Accelerated Filer [  ]            Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES [  ]            NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                                                             Name of Exchange

Class                         On Which Registered                         Outstanding at October 6, 2006

                                                             Common Stock, no par value                                                                         100,631,791

JURAK CORPORATION WORLD WIDE, INC.

INDEX

                                                                                                                                                                                        Page No.

Part I. Financial Information

Item 1. Financial Statements

        Condensed Balance Sheets                                                                                                                                             3

        Condensed Statements of Operations                                                                                                                              4

        Condensed Statements of Cash Flows                                                                                                                             5

        Selected Notes to Condensed Financial Statements                                                                                                         6

Item 2. Management's Discussion and Analysis of

        Financial Condition and Results of Operations                                                                                                                 8

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                                                       12

Item 4. Controls and Procedures                                                                                                                                           12

Part II. Other Information                                                                                                                                                      13

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

JURAK CORPORATION WORLD WIDE, INC.

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	August 31 2006 (unaudited)	May 31 2006 (audited)
Assets:		
Current assets:		
Cash and cash equivalents	$ 154	$ 44,073
Inventories, net	75,109	58,154
Prepaid expenses	5,841	8,614
Advances to officer/shareholder	41,942	-
Total current assets	123,046	110,841
Office furnishings and equipment, net	13,998	14,784
Other assets:		
Restricted cash	26,115	26,034
Deposits	10,746	19,365
Other asset - license	15,054	-
Total other assets	51,915	45,399
Total Assets	$ 188,959	$ 171,024
Liabilities and Stockholders' Deficit:		
Current liabilities:		
Current portion of capital lease obligation	$ 3,781	$ 5,345
Accounts payable	182,080	125,857
Accounts payable-related party	38,692	82,786
Accrued compensation and benefits	135,560	135,605
Accrued royalties	337,475	250,000
Payable to stockholder/officers	5,418	4,993
Total current liabilities	703,006	604,586
Capital lease obligations, net of current portion	1,025	1,253
Total liabilities	704,031	605,839
Stockholders' deficit:		
Common stock, par value .001 per share, 150,000,000 shares authorized, 100,631,791 and 90,631,791 shares issued and outstanding at August 31, 2006 and May 31, 2006, respectively	100,632	90,632
Additional paid-in capital	4,299,817	4,109,817
Accumulated deficit	(4,915,521)	(4,635,264)
Total stockholders' deficit	(515,072)	(434,815)
Total liabilities and stockholders' deficit	$ 188,959	$ 171,024

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The condensed balance sheets as of August 31, 2006 and 2005 and the related condensed statements of operations for the three months ended August 31, 2006 and 2005 and the condensed statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2006 and 2005 and for the three months then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2006 audited financial statements and form 10-KSB. The results of operations for the period ended August 31, 2006 are not necessarily indicative of the operating results for the entire year.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions used in the accompanying condensed financial statements are based upon management's evaluation of the relevant facts and circumstances as of the time of the financial statements. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts reported on the Company's condensed balance sheet have been reclassified to conform to 2006 presentation. Such reclassifications had no impact on total consolidated assets, net income or stockholders' equity.

NOTE 2 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

NOTE 3 -ADVANCE TO OFFICER/STOCKHOLDER

During the quarter ended August 31, 2006, the Company made a short-term, non-interest-bearing loan to an officer/stockholder in the amount of $41,942.

NOTE 4 -OTHER ASSET-LICENSE

During the quarter ended August 31, 2006 the Company expended $15,054 for licensing fees associated with a letter of intent to acquire the worldwide exclusive marketing rights to the world's most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights are being acquired from a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. As of the October 20, 2006 the date of this filing for the quarter ended August 31, 2006, the agreement has not been closed.

NOTE 5 -STOCKHOLDERS' DEFICIT

During the quarter ended August 31, 2006 the Company sold 10,000,000 shares of common stock at $0.02 per share for a total of $200,000. The accumulated deficit as of August 31, 2006 was $4,915,521 and 4,635,264 as of May 31, 2006.

NOTE 6 - CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and threatened claims and incurs costs to defend against such legal actions and claims. Company management is not aware of any such outstanding, pending or threaten action, claim or other circumstance that would materially affect the Company's financial position or results of operations.

NOTE 7 - INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. The Company has recorded a full valuation allowance for all deferred tax assets.

NOTE 8 - RELATED PARTY TRANSACTIONS

Intellectual Property License Agreement

On approximately January 1, 1999, we entered into an intellectual property license agreement (the "License Agreement") with Jurak Holdings Limited ("JHL"), a corporation organized under the laws of the Province of Alberta and an affiliate of our Chief Executive Officer and one of our directors. Pursuant to the terms and provisions of the License Agreement, we are required to pay the greater of $500,000 for fiscal year 2003 and each calendar year thereafter, during the first ten years of the License Agreement (the "Minimum Royalty Fee"), or eight percent of the net sales price of all licensed products sold under the License Agreement (the "Continuing Royalty Fee"). After fiscal 2013, we are required to make payments in the amount of the Continuing Royalty Fee.

For the three months ended August 31, 2006 and 2005, the minimum royalty fee for the amount of $125,000 was expensed. The accrued payments due and owing to JHL under the License Agreement for the Minimum Royalty Fee and the Continuing Royalty Fee was $337,475 and $250,000 at August 31, 2006 and May 31, 2006, respectively.

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"-an Interpretation of FASB Statement No. 109". (FIN No. 48"), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN No. 48, but does not anticipate that it will have a material effect on its financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations

Overview

Jurak Corporation World Wide, Inc., a Minnesota corporation, currently trades on the Over-the-Counter Bulletin Board under the symbol "JCWW". We are a product-focused company specializing in the herbal supplement industry and market. Our main product is the "Jurak Classic Whole Body Tonic", also known as JC Tonic, which is a herbal supplemental blend of thirty different ingredients comprised primarily of medicinal herbs. The Jurak Classic Whole Body Tonic was first developed in 1943 by Carl Jurak, the father of the founder of our company. The Jurak Classic Whole Body Tonic is marketed in a 42-ounce bottle; a 20-ounce bottle, and a 1-oz mono-dose packaged as 35 doses in a box; all which constitute approximately 100% of the sales.

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

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited financial statements and the notes thereto, included in our 10-KSB filed for the year ended May 31, 2006. Our financial statements are prepared in accordance with U.S. GAAP.

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

To continue operations, the Company must raise additional capital. As stated in Note 5, the Company has sold additional stock in a private placement during the three months ended August 31,2006.

This sale was a continuation of the private placement started in May 2006. However, there can be no assurance the Company will be able to obtain additional capital from private placements in the future.

The Company has no committed sources or arrangements for additional financing at this time.

Three months Ended August 31, 2006 Compared to Three months Ended August 31, 2005

Total sales in the three months ended August 31, 2006 was $255,491 compared to $406,967 in the same period in 2005. Gross profit was reduced to $203,586 for the three months ended August 31, 2006 compared to $323,788 for the same period in 2005, as further discussed below. The net loss during the three months ended August 31, 2006 was ($280,257) compared to ($368,444) in the same period in 2005.

Sales and Gross Margins

Sales for three months ended August 31, 2006 decreased by 37% to $255,491 compared to $406,967 in the same period in 2005. The decrease in sales was related to issues associated with the reliability of the Company's computer systems used to track and account for distributors' sales activity. The system problems caused delays and inaccuracies in the accumulation of sales data, which affected the timely calculation and payment of distributor bonuses. These problems caused a decline in sales activity. In May 2006, the Company enhanced and improved the computer system, which improved the sales data accumulation process. In July 2006, the Company rolled out a replicated Company website for each of its 9,900 distributors. The replicated websites allow each distributor to advertise to their specific customers, while providing the product and company information from the Company's new website. Management is confident the improved computer system and the replicated websites will result in an increase in sales volume and that the Company will regain the confidence of the distributor network.

Gross profit in the three months ended August 31, 2006 decreased to $203,586 compared to $323,788 in the same period in 2005 due to the decline in sales. Gross profit as a percentage of revenue remained consistent at 80% in the three months ended August 31, 2006 and 2005.

Selling, general and administrative expenses

Total selling, general and administrative expenses for the three months ended August 31, 2006 were $483,843 compared with $665,080 for the same period in 2005. The decrease is primarily related to decreases in sales expenses (9%), payroll and related benefits (15%) and consulting fees (78%). In the first quarter 2005, the Company incurred a consulting fee of $175,000, which was not applicable to the current year first quarter. With the decrease in sales, the Company has been actively looking for ways to reduce overhead costs. The minimum royalty fee owed to Jurak Holdings Limited (related party) remained consistent for both periods at $125,000.

Interest expense for the three months ended August 31, 2006 was $0 compared with $27,152 for the same period in 2005. Interest costs primarily relate to loans from a principal stockholder and related entities, which were outstanding during the prior 2005 quarter. The majority of these loans were converted into common stock or paid off during the fiscal year ended May 31, 2006.

Liquidity and Capital Resources

Three Month Period Ended August 31, 2006

We have historically had more expenses and cost of sales than revenue in each year of our operations. The accumulated deficit as of August 31, 2006 was $4,915,521 compared to 4,635,264 as of May 31, 2006. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and sales revenue. In connection with our business plan, management anticipates that there may be additional increases in working expenses and capital expenditures relating to operating expenses. We intend to finance these expenses with further issuances of our securities and revenues from operations. Therefore, we expect we may need to raise additional capital and increase our revenues to meet long-term operating requirements.

At August 31, 2006, the Company had $154 of unrestricted cash compared to $44,073 of unrestricted cash at May 31, 2006. The Company had current assets of $123,046 and current liabilities of $703,006 at August 31, 2006 compared to current assets of $110,841 and current liabilities of $604,586 at May 31, 2006.

Net cash used in operating activities was $183,238 in the three months ended August 31, 2006 compared to net cash used in operating activities of $51,581 in the same period in 2005. The increase in cash used was due primarily to an increase in inventory levels partially offset with a corresponding increase in trade payable levels in the first quarter of 2006 compared to 2005. In addition, consulting services of $165,000 were paid via stock in the first quarter of 2005, which was not repeated in the net loss for the three months ended August 31, 2006.

Net cash used in investing activities was $17,372 in the first quarter in 2006 compared to $0 in the same period in 2005. The Company expects to spend approximately $20,000 on capital equipment additions during the fiscal year ending May 31, 2007 of which $2,237 was expended during the first quarter in 2006. The Company also expended $15,054 for licensing fees associated with a letter of intent to acquire the worldwide exclusive marketing rights to the world's most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights are being acquired from a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale.

Net cash provided by financing activities was $156,691 in the first quarter in 2006 compared to net cash provided by financing activities in the same period in 2005 of $52,477. Proceeds from the issuance of common stock were $200,000 in the first quarter of 2006 compared to $69,950 in the same period of 2005. The increase in stock proceeds was partially offset by the $41,942 advance to an officer/stockholder.

PLAN OF OPERATION: As of the date of this Quarterly Report, we have generated revenue from operations and continue to rely upon internally generated funds and advances, funds from the sale of shares of stock and loans from our shareholders and private investors to finance our operations and growth. Management anticipates a possible increase in operating expenses and capital expenditures relating to its business operations. We may finance further expenditures with future issuances of our restricted common stock. We believe that potential sales revenues and any private placements of equity capital and debt financing, if successful, may be adequate to fund our operations over the next year. We may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of potential marketing opportunities for its products, which could significantly and materially restrict our business operations. As of the date of this Quarterly Report, management believes that an estimated $2,000,000 to $5,000,000 is required over the next two years for payment of expenses associated with our ongoing business operations. Management believes that we can satisfy our cash requirements for approximately the next twelve months based on sales revenues, proceeds received from private placement offerings, and our ability to obtain advances or equity private placements from certain investors and other parties, as necessary. As of the date of this Quarterly Report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. We must raise additional capital. We have not generated sufficient cash flow in the past to fund our operations and activities. Historically, we have relied upon internally generated funds, funds from the sale of shares of stock and loans from our shareholders and private investors to finance our operations and growth. Our future success and viability are entirely dependent upon our current management to generate revenues from our business operations and raise additional capital through further private offerings of our stock or loans from private investors. Management is optimistic that we will be successful in our capital raising efforts. There can be no assurance, however, that we will be able to generate sufficient revenues or raise additional capital. Our failure to successfully generate sufficient revenues and/or raise additional capital will have a material and adverse affect upon our shareholders and us. We may be forced to further reduce operating expenditures and/or cease operations altogether.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgements underlying them, are discussed in our fiscal 2006 Form 10-KSB in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended August 31, 2006. These policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition and asset and goodwill impairment recognition. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management on an ongoing basis reviews these estimates and judgements.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"-an Interpretation of FASB Statement No. 109". (FIN No. 48"), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN No. 48, but does not anticipate that it will have a material effect on its financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company has no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as normal purchases or sales. The Company's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company.

Based on the Company's operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation made at the end of the period covered by this report was performed under the supervision and with the participation of the Company's president, chief executive officer ("CEO") and the chief financial officer (CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

In addition to the risk factors from those disclosed in the Company's fiscal 2006 Annual Report on Form 10-KSB, the following risk factor should be considered when reviewing other information set forth in this report and previously filed reports.

Our management, including our Chairman and Director, does not expect, that disclosure controls and procedures will prevent all possible error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations, include, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of persons, by collusion or two or more persons, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Item 2 Changes in Securities

During the three month period ended August 31, 2006 the Company sold 10,000,000 shares of common stock for $200,000.

Item 3-5 (not applicable)

Item 6 Exhibits and Reports on Form 8-K.

The following exhibits are included herein:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32. Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sect. 1350).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Jurak Corporation World Wide, Inc.

By /s/ Anthony Jurak

Anthony Jurak

Date: October 17, 2006 Chairman of the Board, Director