Form 10QSB
period 2006-11-30
JURAK CORP WORLD WIDE INC
filed 2007-01-22
CIK 1060888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2006

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES [  ]    NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                                                                  Outstanding at January 11, 2007

Common Stock, no par value                                                              100,632,578

JURAK CORPORATION WORLD WIDE, INC.

INDEX

                                                                                                                                                                                                    Page No.

Part I. Financial Information

        Item 1. Financial Statements

            Condensed Balance Sheets                                                                                                                                                     3

            Condensed Statements of Operations                                                                                                                                      4

            Condensed Statements of Cash Flows                                                                                                                                     5

            Selected Notes to Condensed Financial Statements                                                                                                                 6

        Item 2. Management's Discussion and Analysis of

            Financial Condition and Results of Operations                                                                                                                         8

        Item 3. Controls and Procedures                                                                                                                                              13

Part II. Other Information                                                                                                                                                                 14

        Item 1.  Legal Proceedings                                                                                                                                                       14

        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                                                        15

        Item 5.  Other Information                                                                                                                                                        15

        Item 6.  Exhibits                                                                                                                                                                        15

SIGNATURES                                                                                                                                                                                 15

PART I. FINANCIAL INFORMATION

JURAK CORPORATION WORLD WIDE, INC.

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	November 30 2006 (unaudited)	May 31 2006 (audited)
Assets:		
Current assets:		
Cash and cash equivalents	$ 5,187	$ 44,073
Inventories, net	55,954	58,154
Prepaid expenses	5,997	8,614
Advances to officer/shareholder	42,519	-
Total current assets	109,657	110,841
Office furnishings and equipment, net	8,785	14,784
Other assets:		
Restricted cash	7,029	26,034
Deposits	18,198	19,365
Other asset - license	15,054	-
Total other assets	40,281	45,399
Total Assets	$ 158,723	$ 171,024
Liabilities and Stockholders' Deficit:		
Current liabilities:		
Current portion of capital lease obligation	$ 2,415	$ 5,345
Accounts payable	274,372	125,857
Accounts payable-related party	38,692	82,786
Accrued compensation and benefits	132,924	135,605
Accrued royalties	451,105	250,000
Payable to stockholder/officers	17,267	4,993
Total current liabilities	916,775	604,586
Capital lease obligations, net of current portion	793	1,253
Total liabilities	917,568	605,839
Stockholders' deficit:		
Common stock, par value .001 per share, 150,000,000 shares authorized, 100,631,791 and 90,631,791 shares issued and outstanding at November 30, 2006 and May 31, 2006, respectively	100,632	90,632
Additional paid-in capital	4,299,817	4,109,817
Accumulated deficit	(5,159,294)	(4,635,264)
Total stockholders' deficit	(758,845)	(434,815)
Total liabilities and stockholders' deficit	$ 158,723	$ 171,024

See accompanying notes to condensed financial statements.

JURAK CORPORATION WORLD WIDE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended November 30		Six Months Ended November 30	
	2006	2005	2006	2005
Sales	$ 301,095	$ 356,494	$ 556,586	$ 763,461
Cost of sales	85,504	85,922	137,409	169,101
Gross Profit	215,591	270,572	419,177	594,360
Selling, general and administrative expenses	459,364	488,290	943,207	1,153,370
Operating loss	(243,773)	(217,718)	(524,030)	(559,010)
Other income and (expense):				
Interest expense	-	(24,779)	-	(51,930)
Net loss	$ (243,773)	$ (242,497)	$ (524,030)	$ (610,940)
Basic and diluted loss per common share	$ 0.00	$ (.01)	$ (.01)	$ (.02)
Weighted average outstanding common shares-basic and diluted	100,631,791	32,588,970	99,762,226	32,265,163

See accompanying notes to condensed financial statements.

JURAK CORPORATION WORLD WIDE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The condensed balance sheets as of November 30, 2006 and 2005 and the related condensed statements of operations for the three and six months ended November 30, 2006 and 2005 and the condensed statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2006 and 2005 and for the six months then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2006 audited financial statements and form 10-KSB. The results of operations for the period ended November 30, 2006 are not necessarily indicative of the operating results for the entire year.

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

NOTE 2 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	November 30	May 31
	2006	2006
Finished goods	$ 65,612	$ 71,653
Raw materials	22,233	18,392
Allowance for obsolensce	(31,891)	(31,891)
Total	$ 55,954	$ 58,154

NOTE 3 -ADVANCE TO OFFICER/STOCKHOLDER

During the first six months ended November 30, 2006, the Company made a short-term, non-interest-bearing loan to an officer/stockholder in the amount of $42,435 of which $493 was advanced during the three months ended November 30, 2006.

NOTE 4 - OTHER ASSET-LICENSE

During the first quarter ended August 31, 2006, the Company expended $15,054 for licensing fees associated with a letter of intent to acquire the worldwide exclusive marketing rights to the world's most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights are being acquired from a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. On December 6, 2006, the Company finalized the closing of this exclusive global license and distribution agreement with respect to this natural immune booster product. (See note 10).

NOTE 5 -STOCKHOLDERS' DEFICIT

During the first quarter ended August 31, 2006 the Company sold 10,000,000 shares of common stock at $0.02 per share for a total of $200,000. No shares were sold in the second quarter of 2006. The accumulated deficit as of November 30, 2006 was $5,159,294 and $4,635,264 as of May 31, 2006.

NOTE 6 - CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and threatened claims and incurs costs to defend against such legal actions and claims. Company management is not aware of any such outstanding, pending or threatened action, claim or other circumstance that would materially affect the Company's financial position or results of operations.

NOTE 7 - INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. The Company has recorded a full valuation allowance for all deferred tax assets due to the significance of its continued operating losses.

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

For the six months ended November 30, 2006 and 2005, the minimum royalty fee for the amount of $250,000 was expensed. The accrued payments due and owing to JHL under the License Agreement for the Minimum Royalty Fee and the Continuing Royalty Fee was $451,105 and $250,000 at November 30, 2006 and May 31, 2006, respectively.

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

NOTE 10 -- SUBSEQUENT EVENTS

On December 6, 2006, the Company received $600,000 as part of a private placement sale of the Company's restricted common stock at a price per share of $1.50. As of January 17, 2007 the share certificates have not yet been issued for this subscription payment received.

On December 6, 2006, the Company finalized the closing on an exclusive global license and distribution agreement with respect to a natural immune booster product. As part of the closing for this agreement, the Company paid $550,000 per the terms of the agreement on December 11, 2006. The agreement calls for additional payments totaling $1,950,000 to be paid as follows:

$500,000     March 31,2007

$500,000     June 30, 2007

$500,000     September 30, 2007

$450,000     November 30, 2007

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations

Overview

Jurak Corporation World Wide, Inc., a Minnesota corporation, currently trades on the Over-the-Counter Bulletin Board under the symbol "JRAK". We are a product-focused company specializing in the herbal supplement industry and market. Our main product is the "Jurak Classic Whole Body Tonic", also known as JC Tonic, which is a herbal supplemental blend of thirty different ingredients comprised primarily of medicinal herbs. The Jurak Classic Whole Body Tonic was first developed in 1943 by Carl Jurak, the father of the founder of our company. The Jurak Classic Whole Body Tonic is marketed in a 32-ounce bottle and a 20-ounce mono-dose packaged as 45 doses in a box; all which constitute approximately 100% of the sales.

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

Company as a going concern. However, the Company has sustained substantial losses and its liabilities exceed its assets. The Company intends to generate positive cash flows from operations through increased sales utilizing the network of distributors in place with existing and the new natural immune booster products, issuing additional stock, and obtaining necessary capital through additional advances from the Company's principal stockholder or through private placements.

To continue operations, the Company must raise additional capital. As stated in Note 5, the Company has sold additional stock in a private placement during the three months ended August 31, 2006.

This sale was a continuation of the private placement started in May 2006. However, there can be no assurance the Company will be able to obtain additional capital from private placements in the future.

On December 14, 2006 the Company also announced a best efforts private placement of 3,000,000 U.S. at $1.50 per share. The proceeds of the private placement are to be used for regular corporate needs as well as funding the product launch of our recently acquired rights to the world's most powerful, natural immune booster product. The Company also announced that the first $600,000 has been received on December 11, 2006.

With the formal completion of the exclusive global license and distribution agreement relative to the natural immune booster product, the Company will accelerate work on the packaging and branding of this new product to make it widely available to North American and European markets.

Three months Ended November 30, 2006 Compared to Three months Ended November 30, 2005

Total sales for the three months ended November 30, 2006 was $301,095 compared to $356,494 in the same period in 2005. Gross profit was reduced to $215,591 for the three months ended November 30, 2006 compared to $270,572 for the same period in 2005, as further discussed below. The net loss during the three months ended November 30, 2006 was ($243,773) compared to ($242,497) in the same period in 2005.

Sales and Gross Margins

Sales for three months ended November 30, 2006 decreased by 16% to $301,095 compared to $356,494 in the same period in 2005. The decrease in sales was related to issues associated with the reliability of the Company's computer systems used to track and account for distributors' sales activity. The system problems caused delays in the accumulation of sales data, which affected the timely calculation and payment of distributor bonuses. These problems caused a decline in sales activity by the distributors. In May 2006, the Company enhanced and improved the computer system, which improved the sales data accumulation process. In July 2006, the Company rolled out a replicated Company website for each of its 9,900 distributors. The replicated websites allow each distributor to advertise to their specific customers, while providing the product and company information from the Company's new website. Management is confident the improved computer system, the replicated websites and new product offerings will result in an increase in sales volume and that the Company will regain the confidence of the distributor network. Sales have increased by $45,604 over the three months ended August 31, 2006 from a total of $255,491 to $301,095 for the three months ended November 30, 2006.

Gross profit in the three months ended November 30, 2006 decreased to $215,591 compared to $270,572 in the same period in 2005 due to the decline in sales and increased packaging and freight costs. Gross profit as a percentage of revenue decreased slightly to 72% in the three months ended November 30, 2006 compared to 76% in the same period in 2005. This was due to increased packaging and freight costs, which the Company was not able to pass along to our customers.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended November 30, 2006 were $459,364 compared with $488,290 for the same period in 2005. The decrease is primarily related to decreases in sales expenses, payroll and related benefits and contract labor. With the decrease in sales, the Company has been actively working to reduce overhead costs. The minimum royalty fee accrued to Jurak Holdings Limited (related party) remained consistent for both periods at $125,000.

Interest expense for the three months ended November 30, 2006 was $0 compared with $24,779 for the same period in 2005. Interest costs primarily relate to loans from a principal stockholder and related entities, which were outstanding during the prior 2005 quarter. The majority of these loans were converted into common stock or paid off during the fiscal year ended May 31, 2006.

Six months Ended November 30, 2006 Compared to Six months Ended November 30, 2005

Total sales for the six months ended November 30, 2006 was $556,586 compared to $763,461 in the same period in 2005. Gross profit declined to $419,177 for the six months ended November 30, 2006 compared to $594,360 for the same period in 2005, as further discussed below. The net loss during the six months ended November 30, 2006 was ($524,030) compared to ($610,940) in the same period in 2005.

Sales and Gross Margins

Sales for the six months ended November 30, 2006 decreased by 27% to $556,586 compared to $763,461 in the same period in 2005. The decrease in sales was related to issues associated with the reliability of the Company's computer systems used to track and account for distributors' sales activity primarily in the first quarter of 2006. The system problems caused delays in the accumulation of sales data, which affected the timely calculation and payment of distributor bonuses. These problems caused a decline in sales activity by the distributors. In May 2006, the Company enhanced and improved the computer system, which improved the sales data accumulation process. In July 2006, the Company rolled out a replicated Company website for each of its 9,900 distributors. The replicated websites allow each distributor to advertise to their specific customers, while providing the product and company information from the Company's new website. Management is confident the improved computer system, the replicated websites and new product offerings will result in an increase in sales volume and that the Company will regain the confidence of the distributor network.

Gross profit in the six months ended November 30, 2006 decreased to $419,177 compared to $594,360 in the same period in 2005 due primarily to the decline in sales. Gross profit as a percentage of revenue decreased slightly to 75% in the six months ended November 30, 2006 compared to 78% in the same period in 2005. This was due to increased packaging and freight costs, which the Company was not able to pass along to our customers.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the six months ended November 30, 2006 were $943,207 compared with $1,153,370 for the same period in 2005. The decrease is primarily related to decreases in sales expenses, payroll and related benefits and contract labor. In the first quarter 2005, the Company incurred a consulting fee of $175,000, which was not applicable to the current year first quarter. With the decrease in sales, the Company has been actively working to reduce overhead costs. The minimum royalty fee accrued to Jurak Holdings Limited (related party) remained consistent for both periods at $250,000 or $125,000 per quarter.

Interest expense for the six months ended November 30, 2006 was $0 compared with $51,930 for the same period in 2005. Interest costs primarily relate to loans from a principal stockholder and related entities, which were outstanding during the prior 2005 quarter. The majority of these loans were converted into common stock or paid off during the fiscal year ended May 31, 2006.

Liquidity and Capital Resources

Six Month Period Ended November 30, 2006

We have historically had more expenses and cost of sales than revenue in each year of our operations. The accumulated deficit as of November 30, 2006 was $5,159,294 compared to $4,635,264 as of May 31, 2006. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and sales revenue. In connection with our business plan, management anticipates that there may be additional increases in working expenses and capital expenditures relating to operating expenses. We intend to finance these expenses with further issuances of our securities and revenues from operations. Therefore, we expect we may need to raise additional capital and increase our revenues to meet long-term operating requirements.

We are currently trying to raise capital through a $3,000,000 private placement. These funds will be used to make the required payments for our new license agreement and to launch and market our natural immune booster product.

At November 30, 2006, the Company had $5,187 of unrestricted cash compared to $44,073 of unrestricted cash at May 31, 2006. The Company had current assets of $109,657 and current liabilities of $916,775 at November 30, 2006 compared to current assets of $110,841 and current liabilities of $604,586 at May 31, 2006.

Net cash used in operating activities was $209,202 during the six months ended November 30, 2006 compared to net cash used in operating activities of $129,767 in the same period in 2005. The increase was due primarily to a greater operating loss for the six months ended November 30, 2006 compared to the operating loss for the six months ended November 30, 2005 after adjusting for the non-cash charges for professional services paid via stock.

Net cash provided by investing activities was $3,951 in the first six months in 2006 compared to $0 in the same period in 2005. The Company expects to spend approximately $10,000 on capital equipment additions during the fiscal year ending May 31, 2007 of which $0 was expended during the first six months in 2006. The Company also expended $15,054 for licensing fees associated with a letter of intent to acquire the worldwide exclusive marketing rights to the world's most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights are being acquired from a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale.

Net cash provided by financing activities was $166,365 in the first six months in 2006 compared to net cash provided by financing activities in the same period in 2005 of $144,561. Proceeds from the issuance of common stock were $200,000 in the first six months of 2006 compared to $159,823 in the same period of 2005. The increase in stock proceeds was partially offset by the $42,519 advance to an officer/stockholder during the six months ended November 30, 2006.

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

On December 14, 2006 the Company announced a best efforts private placement of $3,000,000 U.S. at $1.50 per share. The proceeds of the private placement are to be used for regular corporate needs as well as funding the product launch of our recently acquired rights to the world's most powerful, natural immune booster product. The Company also announced that the first $600,000 has been received on December 11, 2006.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgements underlying them, are discussed in our fiscal 2006 Form 10-KSB in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the six months ended November 30, 2006. These policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition and fixed asset and intangible asset impairment recognition. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management on an ongoing basis reviews these estimates and judgements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 13, 2006, a civil suit was filed in the District Court of Clark County in and for the State of Nevada by Jurak Corporation World Wide, Inc. (plaintiffs) and two former employees (defendants). The suit entails that the former employees processed credit refunds to a debit/credit card held at their banking institution. In addition, the former employee embezzled funds by setting up a merchant processing system and diverting the charging of our distributors' credit cards from our merchant processor to their processor. All is evidenced by information located on the computer used by the former employee at the Company as well as through other reporting mechanisms and processing systems. The Company is seeking relief for damages in excess of $60,000; special damages according to proof; for attorneys' fees and costs of suit; and for other and further relief as the Court may deem just and proper as compensation for monies embezzled by the former employees of the Company. No answer has been received from the defendant and the Company is seeking a default judgment granting all of the relief sought.

Item 2 Changes in Securities

During the six month period ended November 30, 2006 the Company sold 10,000,000 shares of common stock for $200,000.  No underwriters were used for the sale of common stock.  The Company relied on Rule 505 to sell these shares.

Item 5 Other Information

No items occured during the period of this report which would have been required to be reported in a Form 8K which have not bee reported.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Item 6 Exhibits

The following exhibits are included herein:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32. Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sect. 1350).

Signatures

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                                                                                                                                                        Jurak Corporation World Wide, Inc.

                                                                                                                                                                                    By /s/ Anthony Jurak

                                                                                                                                                                                         Anthony Jurak

Date: January 17, 2007                                                                                                                                                     Chairman of the Board, Director