Form 10QSB
period 2007-02-28
PHYTOLABS, INC.
filed 2007-04-19
CIK 1060888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934e

For the quarterly period ended                             FEBRUARY 28, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________________

Commission File Number: 333-61801

PHYTOLABS, INC.

(formerly Jurak Corporation World Wide, Inc.)

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                                 Outstanding at April 16, 2007

Common Stock, no par value                             101,231,791

PHYTOLABS, INC.

(formerly JURAK CORPORATION WORLD WIDE, INC.)

INDEX

                                                                                                                                                                                                                                         Page No.

Part I.   Financial Information

Item 1. Financial Statements

Condensed Balance Sheets                                                                                                                                                                             3

Condensed Statements of Operations                                                                                                                                                              4

Condensed Statements of Cash Flows                                                                                                                                                             5

Selected Notes to Condensed Financial Statements                                                                                                                                         6

Item 2. Management's Discussion and Analysis of

        Financial Condition and Results of Operations                                                                                                                                                    9

Item 3. Controls and Procedures                                                                                                                                                                               15

Part II. Other Information

Item 1. Legal Proceedings                                                                                                                                                                                         16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                          16

Item 5. Other Information                                                                                                                                                                                          16

Item 6. Exhibits                                                                                                                                                                                                         16

SIGNATURES                                                                                                                                                                                                                  16

PART I. FINANCIAL INFORMATION

PHYTOLABS INC.

(formerly JURAK CORPORATION WORLD WIDE, INC.)

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

		February 28 2007 (unaudited)		May 31 2006 (audited)
Assets:				
Current assets:				
Cash and cash equivalents	$	725	$	44,073
Inventories, net		64,035		58,154
Prepaid expenses		4,162		8,614
Advances to officer/shareholder		44,435		-
Total current assets		113,357		110,841
Office furnishings and equipment, net		6,224		14,784
Other assets:				
Restricted cash		7,058		26,034
Deposits		15,310		19,365
Other asset - immune booster license		2,407,099		-
Total other assets		2,429,467		45,399
Total Assets	$	2,549,048	$	171,024
Liabilities and Stockholders' Deficit:				
Current liabilities:				
Current portion of capital lease obligation	$	1,526	$	5,345
Checks written in excess of bank balance		10,896		-
Accounts payable		320,792		125,857
Accounts payable-related party		38,692		82,786
Installment payable-immune booster license		1,823,190		-
Accrued interest - installment payable		45,580		-
Accrued compensation and benefits		154,429		135,605
Accrued royalties-related party		576,105		250,000
Payable to stockholder/officers		23,408		4,993
Total current liabilities		2,994,618		604,586
Capital lease obligations, net of current portion		558		1,253
Total liabilities		2,995,176		605,839
Stockholders' deficit:				
Common stock, par value .001 per share, 150,000,000 shares authorized, 101,231,791 and 90,631,791 shares issued and outstanding at February 28, 2007 and May 31, 2006, respectively		101,232		90,632
Additional paid-in capital		4,899,217		4,109,817
Accumulated deficit		(5,446,577)		(4,635,264)
Total stockholders' deficit		(446,128)		(434,815)
Total liabilities and stockholders' deficit	$	2,549,048	$	171,024

See accompanying notes to condensed financial statements.

PHYTOLABS, INC.

(formerly JURAK CORPORATION WORLD WIDE, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Company Name Change

Effective March 13, 2007, the Company changed its name to PhytoLabs, Inc. (formerly Jurak Corporation World Wide Inc.) in connection with product development of a new, patent pending extract for which the Company, through its wholly owned subsidiary, Phytolab Solutions, Inc. was granted worldwide distribution rights. Marketing and selling of these products is expected to begin in the fourth quarter of fiscal 2007. The shares of the Company trade on the Over the Counter Bulletin Board under the symbol, "PYTL."

The condensed balance sheets as of February 28, 2007 and 2006 and the related condensed statements of operations for the three and nine months ended February 28, 2007 and 2006 and the condensed statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2007 and 2006 and for the nine months then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2006 audited financial statements and form 10-KSB. The results of operations for the nine-month period ended February 28, 2007 are not necessarily indicative of the operating results for the entire year.

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

Reclassifications

Certain prior year amounts reported on the Company's condensed balance sheet have been reclassified to conform to the current presentation. Such reclassifications had no impact on total consolidated assets, net loss or stockholders' deficit.

NOTE 2 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	February 28	May 31
	2007	2006
Finished goods	$ 72,297	$ 71,653
Raw materials	23,629	18,392
Allowance for obsolensce	(31,891)	(31,891)
Total	$ 64,035	$ 58,154

NOTE 3 -ADVANCE TO OFFICER/STOCKHOLDER

During the first nine months ended February 28, 2007, the Company made a short-term, non-interest-bearing loan to an officer/stockholder in the amount of $44,435 of which $2,000 was advanced during the three months ended February 28, 2007.

NOTE 4 -OTHER ASSET- IMMUNE BOOSTER LICENSE

During the nine months ended February 28, 2007, the Company expended $583,909 for licensing fees associated with an exclusive license and distribution agreement to acquire the worldwide marketing rights to the world's most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights are being acquired from Nordic Immotech Trading APS, a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. On December 1, 2006, the Company, through its wholly owned subsidiary, Phytolab Solutions, Inc. finalized the closing of this exclusive global license and distribution agreement with respect to this natural immune booster product. Phytolab Solutions, Inc. has not yet begun to market or sell these products, but expects to begin in the fourth quarter of fiscal 2007. As part of the closing for this agreement, the Company paid $550,000 per the terms of the agreement on December 6, 2006. The agreement calls for additional installment payments totaling $1,950,000 to be paid as follows:

$500,000                 March 31, 2007

$500,000                 June 30, 2007

$500,000                 September 30, 2007

$450,000                 November 30, 2007

The Company has imputed interest on these installments at a rate of 10%. The discounted value of the licensed asset totals $2,407,099. The remaining installments payable, net of the calculated imputed interest, totaling of $1,823,190 has been recorded as of February 28, 2007. Since the sales and marketing of this new immune booster product has not been initiated, no amortization of the licensed asset has been made for the three months ended February 28, 2007.

As part of the license agreement noted above Nordic Immotech shall pay a royalty of ten percent (10%) of net sales of products sold by Nordic and or affiliates to independent third parties.

In a separate agreement, the Company was granted an option to purchase all the shares in Nordic Immotech (the supplier). Subject to the terms and conditions of the separate agreement the Company has the option to purchase all of the shares of Nordic Immotech (170,000 shares) at a fixed price of $76.47 per share for a total of $13,000,000. The Company may exercise the option anytime before December 1, 2008.

NOTE 5 -STOCKHOLDERS' DEFICIT

During the first quarter ended August 31, 2006 the Company sold 10,000,000 shares of common stock at $0.02 per share for a total of $200,000. The accumulated deficit as of February 28, 2007 was $5,446,557 and $4,635,264 as of May 31, 2006.

On December 6, 2006, the Company sold $600,000 unregistered shares of common stock plus a one-year warrant to purchase an additional common share at $1.25 for a unit price of $1.00. The Company received $600,000 from this transaction. As of April 16, 2007 the share certificates have not yet been issued for this subscription payment received.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Intellectual Property License Agreement

In January 1999, we entered into an intellectual property license agreement (the "License Agreement") with Jurak Holdings Limited ("JHL"), a corporation organized under the laws of the Province of Alberta and an affiliate of our Chief Executive Officer and one of our directors. Pursuant to the terms and provisions of the License Agreement, we are required to pay the greater of $500,000 for fiscal year 2003 and each calendar year thereafter, during the first ten years of the License Agreement (the "Minimum Royalty Fee"), or eight percent of the net sales price of all licensed products sold under the License Agreement (the "Continuing Royalty Fee"). After fiscal 2013, we are required to make payments in the amount of the Continuing Royalty Fee.

For the nine months ended February 28, 2007 and 2006, the minimum royalty fee for the amount of $375,000 was expensed. The accrued payments due and owing to JHL under the License Agreement for the Minimum Royalty Fee and the Continuing Royalty Fee were $576,105 and $250,000 at February 28, 2007 and May 31, 2006, respectively.

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company's financial statements. The new standard also contains guidance on "de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition". The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement but we believe the adoption of FIN 48 will not have an impact on our consolidated financial position or results of operations.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). This SAB addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.

NOTE 10 - SUBSEQUENT EVENTS

On March 31, 2007, the Company received $999,950 as part of a private placement sale of the Company's unregistered common stock at a price per share of $1.00. This sale also included for each share purchased a one-year warrant to purchase an additional common share at $1.25. As of April 16, 2007 the share certificates have not yet been issued for this subscription payment received.

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations

Overview

PhytoLabs, Inc, (formerly Jurak Corporation World Wide, Inc.), a Minnesota corporation incorporated on November 1, 1997, currently trades on the Over-the-Counter Bulletin Board under the symbol "PYTL". We are a product-focused company specializing in the herbal supplement industry and market. Our main product is the "Jurak Classic Whole Body Tonic", also known as JC Tonic. This product was first developed in 1943 by Carl Jurak, the father of the founder of our company. The Jurak Classic Whole Body Tonic is marketed in a 32-ounce bottle and a two thirds-ounce mono-dose packaged as 45 doses in a box; all which constitute approximately 100% of the sales. A second product derived from another of Carl Jurak's 1940's formulations was introduced in December 2005.

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

The Company is also obtaining the worldwide marketing rights to the world's most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights are being acquired from a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. On December 1, 2006, the Company finalized the closing of this exclusive global license and distribution agreement with respect to this natural immune booster product. The Company has not yet begun to market or sell these products, but expects to begin in the fourth quarter of fiscal 2007. (See Note 4)

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited financial statements and the notes thereto, included in our 10-KSB filed for the year ended May 31, 2006. Our financial statements are prepared in accordance with U.S. GAAP.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses and its liabilities exceed its assets. The Company intends to generate positive cash flows from operations through increased sales utilizing the network of distributors in place with existing products and the new natural immune booster products, issuing additional stock, and obtaining necessary capital through additional advances from the Company's principal stockholder or through private placements.

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

In December 2006, the Company also announced a best efforts private placement of $3,000,000 at $1.50 per share. The proceeds of the private placement are to be used for regular corporate needs as well as funding the product launch of our recently acquired rights to the world's most powerful, natural immune booster product. One group of investors has invested funds to date. That group required that all investments be made for an average of $1.00 per share, with a one-year warrant to purchase an additional share at $1.25 per share. The Company received the first $600,000 on December 6, 2006 and $999,950 on March 31, 2007.

With the formal completion of the exclusive global license and distribution agreement relative to the natural immune booster product, the Company will accelerate work on the packaging and branding of this new product to make it widely available to North American and European markets with an anticipated launch in the 4th quarter of 2007.

Three months Ended February 28, 2007 Compared to Three months Ended February 28, 2006

Total sales for the three months ended February 28, 2007 was $240,088 compared to $380,012 in the same period ended in 2006. Gross profit was reduced to $200,259 for the three months ended February

28, 2007 compared to $283,484 for the same period ended in 2006, as further discussed below. The net loss during the three months ended February 28, 2007 was ($287,283) compared to ($225,589) in the same period ended in 2006.

Sales and Gross Margins

Sales for three months ended February 28, 2007 decreased by 37% to $240,088 compared to $380,012 in the same period ended in 2006. The decrease in sales was related to issues associated with the reliability of the Company's computer systems used to track and account for distributors' sales activity. The system problems caused delays in the accumulation of sales data, which affected the timely calculation and payment of distributor bonuses. These problems caused a decline in sales activity by the distributors. In May 2006, the Company enhanced and improved the computer system, which improved the sales data accumulation process. In July 2006, the Company rolled out a replicated Company website for each of its 9,900 distributors. The replicated websites allow each distributor to advertise to their specific customers, while providing the product and company information from the Company's new website. Management is confident the improved computer system, the replicated websites and new product offerings in 2007 will result in an increase in sales volume and that the Company will regain the confidence of the distributor network.

Gross profit in the three months ended February 28, 2007 decreased to $200,259 compared to $283,484 in the same period ended in 2006 as a result of the decline in sales and increased packaging and freight costs. Gross profit as a percentage of revenue increased to 83% in the three months ended February 28, 2007 compared to 75% in the same period ended in 2006. This was due primarily to reduced promotions resulting in higher pricing and resulting gross profit percentage on products sold.

Royalty Expense-Related Party

The minimum royalty expense-related party accrued to Jurak Holdings Limited (related party) remained consistent for both periods at $125,000.

Distribution, Selling and Administrative Expenses

Total distribution, selling and administrative expenses for the three months ended February 28, 2007 were $316,962 compared with $364,527 for the same period ended in 2006. The decrease is primarily related to decreases in sales expenses, payroll and related benefits, consulting fees and contract labor. With the decrease in sales, the Company continues to be actively working to reduce overhead costs.

Interest expense for the three months ended February 28, 2007 was $45,580 compared with $19,546 for the same period in the prior year. Current year interest costs relate to the imputed interest on the installment payable-immune booster license. Prior year interest costs primarily relate to loans from a principal stockholder and related entities, which were outstanding during the prior year quarter. The majority of these loans were converted into common stock or paid off during the fiscal year ended May 31, 2006.

Nine months Ended February 28, 2007 Compared to Nine months Ended February 28, 2006

Total sales for the nine months ended February 28, 2007 was $796,674 compared to $1,143,473 in the same period ended in 2006. Gross profit declined to $619,436 for the nine months ended February 28, 2007 compared to $877,844 for the same period ended in 2006, as further discussed below. The net loss during the nine months ended February 28, 2007 was ($811,313) compared to ($836,529) in the same period ended in 2006.

Sales and Gross Margins

Sales for the nine months ended February 28, 2007 decreased by 30% to $796,674 compared to $1,143,473 in the same period ended in 2006. The decrease in sales was related to issues associated with the reliability of the Company's computer systems used to track and account for distributors' sales. The system problems caused delays in the accumulation of sales data, which affected the timely calculation and payment of distributor bonuses. These problems caused a decline in sales activity by the distributors. In May 2006, the Company enhanced and improved the computer system, which improved the sales data accumulation process, however, increased distributor activity has been slow in returning. In July 2006, the Company rolled out a replicated Company website for each of its 9,900 distributors. The replicated websites allow each distributor to advertise to their specific customers, while providing the product and company information from the Company's new website. Management is confident the improved computer system, the replicated websites and new product offerings will result in an increase in sales volume in 2007.

Gross profit in the nine months ended February 28, 2007 decreased to $619,436 compared to $877,844 in the same period ended in 2006 due primarily to the decline in product sales. Gross profit as a percentage of revenue increased slightly to 78% in the nine months ended February 28, 2007 compared to 77% in the same period ended in 2006. This was due to decreased packaging, freight and distribution costs.

Royalty Expense-Related Party

The minimum royalty expense-related party accrued to Jurak Holdings Limited (related party) remained consistent for both periods at $375,000 ($125,000 per quarter).

Distribution, Selling, and Administrative Expenses

Total distribution, selling and administrative expenses for the nine months ended February 28, 2007 were $1,010,169 compared with $1,267,897 for the same period ended in 2006. The decrease is primarily related to decreases in sales expenses, payroll and related benefits, consulting fees and contract labor. The Company incurred a consulting fee of $175,000 for the nine months ended February 28, 2006 which was not applicable to the nine months this year. With the decrease in sales, the Company continues to actively reduce overhead costs. Interest expense for the nine months ended February 28, 2007 was $45,580 compared with $71,476 for the same period in 2006. Current year interest costs relate to the imputed interest on the installment payable-Nordic License. Prior year interest costs primarily relate to loans from a principal stockholder and related entities, which were outstanding during the prior 2006-quarter. The majority of these loans were converted into common stock or paid off during the fiscal year ended May 31, 2006.

Liquidity and Capital Resources

Nine Month Period Ended February 28, 2007

We have historically had more expenses and cost of sales than revenue in each year of our operations. The accumulated deficit as of February 28, 2007 was $5,446,577 compared to $4,635,264 as of May 31, 2006. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and sales revenue. In connection with our business plan, management anticipates that there may be additional increases in operating expenses and capital expenditures relating to the new immune booster products. We intend to finance these expenses with further issuances of our securities and revenues from operations. Therefore, we expect we may need to raise additional capital and increase our revenues to meet long-term operating requirements.

We currently have a $3,000,000 private placement offering in process. These funds will be used to make the required payments for our new license agreement and to launch and market our natural immune booster product.

At February 28, 2007, the Company had $725 of unrestricted cash compared to $44,073 of unrestricted cash at May 31, 2006. The Company had current assets of $113,357 and current liabilities of $1,125,848 at February 28, 2007 compared to current assets of $110,841 and current liabilities of $604,586 at May 31, 2006.

Net cash used in operating activities was $258,777 during the nine months ended February 28, 2007 compared to net cash used in operating activities of $220,646 in the same period ended in 2006. The decrease was due primarily to the increased operating loss for the nine months ended February 28, 2007 compared to the operating loss for the nine months ended February 28, 2006 after adjusting for the net increase in trade payables.

Net cash used in investing activities was $609,368 in the first nine months ended February 28, 2007 compared to $0 in the same period ended in 2006. The change was caused primarily by officer/shareholder advances and the purchase of the immune booster license. The Company expended $583,909 for licensing fees associated with the acquisition of the worldwide exclusive marketing rights to the world's most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights are being acquired from a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale.

Net cash provided by financing activities was $824,797 in the first nine months ended February 28, 2007 compared to net cash provided by financing activities in the same period in 2006 of $228,811. Proceeds from the issuance of common stock were $800,000 in the first nine months of fiscal 2006 compared to

$269,566 in the same period of 2006. In December, 2006 the Company announced a best efforts private placement of $3,000,000 U.S. at $1.50 per share. The placement was subsequently cancelled, and a new offering was immediately introduced for $3,000,000 U.S. at $1.00 per unit. Each unit consists of one share of common stock and one-year warrant to purchase one share of common stock at $1.25. The proceeds of the private placement are to be used for regular corporate needs as well as funding the product launch of our recently acquired rights to the world's most powerful, natural immune booster product. The Company received the first $600,000 on December 6, 2006 and $999,950 on March 31, 2007

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgements underlying them, are discussed in our fiscal 2006 Form 10-KSB in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the nine months ended February 28, 2007. These policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition and fixed asset and intangible asset impairment recognition. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management on an ongoing basis reviews these estimates and judgements.

Recently Issued Accounting Pronouncements

In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company's financial statements. The new standard also contains guidance on "de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition". The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement but we believe the adoption of FIN 48 will not have an impact on our consolidated financial position or results of operations.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). This SAB addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 13, 2006, a civil suit was filed in the District Court of Clark County in and for the State of Nevada by Jurak Corporation World Wide, Inc. (plaintiffs) and one former employee and her spouse (defendants). The suit entails that the former employee processed credit refunds to a debit/credit card held at their banking institution. In addition, the former employee embezzled funds by setting up a merchant processing system and diverting the charging of our distributors' credit cards from our merchant processor to their processor. All is evidenced by information located on the computer used by the former employee at the Company as well as through other reporting mechanisms and processing systems. The Company is seeking relief for damages in excess of $60,000; special damages according to proof; for attorneys' fees and costs of suit; and for other and further relief as the Court may deem just and proper as compensation for monies embezzled by the former employee and her spouse. No answer has been received from the defendant and the Company is seeking a default judgment granting all of the relief sought.

Item 2 Changes in Securities

During the nine month period ended February 28, 2007 the Company sold 10,000,000 shares of unregistered common stock at $0.02 per share and 600,000 units at $1.00 under a private placement, for a total proceeds of $800,000 to the Company. Relative to the 600,000 units, each unit consists of one share of common stock and one warrant to purchase a share of common stock at $1.25. No underwriters were used for the sale of common stock. The shares of stock were sold pursuant to an exemption from registration under Rule 506 of Regulation D.

Item 5 Other Information

No items occurred during the period of this report which would have been required to be reported in a Form 8-K which have not been reported.

There have been on material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Item 6 Exhibits

The following exhibits are included herein:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32. Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sect. 1350).

Signatures

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereto, duly authorized.

Jurak Corporation World Wide, Inc.

By                 /s/ Anthony Jurak

Anthony Jurak, Chairman of the Board, Director, Chief Accounting Officer

Date: April 17, 2007