Form 10KSB
period 2007-05-31
LIFEQUEST WORLD CORP
filed 2007-09-13
CIK 1060888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: May 31, 2007

Commission file number: 333-61801

LIFEQUEST WORLD CORPORATION (Exact name of registrant as specified in its charter) (formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.) (Name of small business issuer in its charter)

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
Common Stock, .001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No     [ ]

Check here if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year (ending May 31, 2007): $1,046,299

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity: As of August 15, 2007, the aggregate market value of the issuer's common stock was $32,063,855, based on the average bid and ask price on that date of $0.31.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class	Outstanding as of August 15, 2007
Common Stock, no par value	103,431,791

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

LIFEQUEST WORLD CORPORATION
(formerly PHYTOLABS, INC. and JURAK CORPORATION WORLD WIDE, INC.)

Form 10-KSB

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report includes or is based upon estimates, projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of Lifequest World Corporation (formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.) When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, the ability of our company to continue to successfully compete in the herbal supplement markets. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections, or other "forward looking statements" involve various risks and uncertainties. We caution the reader that important factors in some cases have affected, and in the future could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections, or other "forward-looking statements".

Available Information

Lifequest World Corporation (formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.) files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov. The Company maintains a website at www.phytolabsinc.com. Our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities & Exchange Commission website.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS HISTORY AND DEVELOPMENT

Company Name Change

Effective August 20, 2007, the Company changed its name to Lifequest World Corporation (formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.) to more reflect the business the company is involved in -- that of products designed to positively affect the lives of people worldwide. The shares of the Company trade on the Over the Counter Bulletin Board under the symbol, "LQWC."

Lifequest World Corporation (formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.) was incorporated under the laws of the State of Minnesota on November 1, 1997. In this Annual Report, the terms "Company", "us", "we", "our" and "its" are used as references to Phytolabs Inc. We develop and distribute dietary herbal supplement products. Our "JC Tonic, The Youth Solution" first developed in the 1920's and 1930's and introduced to the marketplace in 1943 by Mr. Carl Jurak, the father of the founder of our company. Our dietary herbal supplement products are distributed through a network marketing system using independent distributors that we refer to as "Ambassadors of Health" (distributors).

BUSINESS OPERATIONS

General

We are a product-focused company specializing in the herbal supplement industry and market. Our main product is the "JC Tonic, The Youth Solution", which is an herbal supplement blend of thirty-one different ingredients comprised primarily of eighteen medicinal tonic herbs and six vital minerals. The JC Tonic, The Youth Solution is marketed in 32-ounce bottles and two-third ounce single unit doses packaged 45 to a box, which combined, constitute approximately 97% of our sales.

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

We have obtained trademark protection for the name "JC Tonic" within the United States and within Canada. We also own the web sites www.theyouthsolution.com, www.jurak.com, www.jctonic.com, www.tonicman.com and www.phytolabsinc.com

Industry Overview - Tonic Herbs

The nutrition industry includes many small and medium sized companies that manufacturer and distribute products generally intended to maintain the bodies health and general well being. The four major product categories within the nutrition industry are: (i) nutritional supplements, which are products such as vitamins and minerals, dietary supplements, herbs and botanicals, and compounds derived from these substances; (ii) natural and organic foods; (iii) functional foods; and (iv) personal care products.

The JC Tonic, The Youth Solution is a blend of 18 bi-directional tonic herbs with added minerals. "Tonic" has been defined as "a substance (tonic) to strengthen the body against chronic conditions by gently "moving" or "adjusting" processes in the body; they are "catalysts" or "assisting remedies". The definition of a tonic clearly excludes the notion of "making stronger" by pushing the body in one direction only. Tonics are bi-directional, capable of both increasing and decreasing the activity of body processes. Herbs whose action is bi-directional are called tonics. Tonic herbs have the ability to exert balancing action on both systems and biochemical processes of the body. Their power lies in both their therapeutic benefits and ease of application.

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

Our Product Line

In addition to the family of herbal based products and skin care products, Lifequest World Corporation, through its wholly-owned subsidiary, Phytolab Solutions, Inc., acquired the worldwide rights to the new immune-stimulatory product from Nordic Immotech Trading. This ingredient holds the U.S. Patent #7,205,284 and marketing of the product has already begun in Europe and is slated to begin in North America in the Fall of 2007.

Network Marketing Strategy

We market and distribute our products through a network marketing system and sell directly to distributors and preferred customers. We recognize the need to aggressively grow our distributor sales force, thereby building new sales. We had approximately 9,400 distributors and 3,300 retail customers at May 31, 2007, compared with approximately 9,900 distributors and 4,300 retail customers at May 31, 2006. Network marketing is a form of person-to-person direct selling through a network of vertically organized independent distributors who purchase products at wholesale prices from the manufacturer for resale to retail consumers. The emergence of readily available means of mass communication such as personal computers, facsimiles, low-cost long distance telephone services, and the Internet has contributed to the rapid growth of network marketing. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances. We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not as readily available through other distribution channels. We believe our network marketing system appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home business, or pursue employment opportunities other than conventional, full-time employment. Most of our distributors therefore sell our products on a part-time basis.

We believe that our network marketing system is ideally suited to market our products because sales are strengthened by ongoing personal contact between retail consumers and distributors, all of which themselves use our products. Sales are made through direct personal sales presentations as well as presentations made to groups. These sales methods are designed to encourage individuals to purchase our products by informing potential customers and distributors of our products, results of personal use, and the potential financial benefits of becoming a distributor. The objective of the marketing program is to develop a broad based network marketing organization within a relatively short period.

Our network marketing program encourages individuals to develop their own downline network marketing organizations. Each new distributor is either linked to the existing distributor that personally enrolled the new distributor into our network marketing organization or the existing distributor in the enrolling distributor's downline as specified at the time of enrollment. Growth of a distributor's downline organization is dependent upon the recruiting and enrollment of additional distributors within such distributor's downline organization.

Distributors are encouraged to assume responsibility for training and motivation of others within their downline organization and to conduct opportunity meetings as soon as they are appropriately trained. We strive to maintain a high level of motivation, morale, enthusiasm and integrity among the members of our network marketing organization. We believe this result is achieved through a combination of sales incentives, personal recognition, or outstanding achievement, and quality promotional materials. Under our network marketing program, distributors purchase sales aids and brochures from us and assume the costs of advertising and marketing our products to their customers as well as the direct costs of recruiting new distributors. We believe that this form of sales organization is cost efficient because our direct sales expenses are limited.

We continually strive to improve our marketing strategies, including the compensation structure within our network marketing organization, to attract and motivate distributors. These efforts are designed to increase monthly product sales and the recruiting of distributors.

We believe that in addition to the United States and Canadian markets, significant growth opportunities continue to exist in international markets. We intend to select new markets following an assessment of several factors including market size, anticipated demand for our products, receptivity to network marketing, and ease of entry, which includes consideration of possible regulatory restrictions on our products or network marketing system.

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

The accrued payments due and owing to JHL under the License Agreement for the Minimum Royalty Fee and the Continuing Royalty Fee was $631,856 and $250,000 at May 31, 2007 and 2006 respectively.

Immune Booster License Agreement

During the year ended May 31, 2007, the Company expended $1,067,531 for licensing fees associated with an exclusive license and distribution agreement to acquire the worldwide marketing rights to a powerful, natural immune booster. These rights are being acquired from Nordic Immotech Trading APS, a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. On December 1, 2006, the Company, through its wholly owned subsidiary, Phytolab Solutions, Inc. finalized the closing of this exclusive global license and distribution agreement with respect to this natural immune booster product. Phytolab Solutions, Inc. has not yet begun to market or sell these products, but expects to begin later in 2007. As part of the closing for this agreement, the Company paid $550,000 per the terms of the agreement on December 6, 2006, $500,000 in April 2007 and various legal costs associated with the agreement totaling $17,531. The agreement calls for additional installment payments totaling $1,450,000 to be paid as follows:

$500,000 June 30, 2007

$500,000 September 30, 2007

$450,000 November 30, 2007

The Company has imputed interest on these installments at a rate of 10%. The discounted value, including legal costs of the licensed asset totals $2,390,721. The remaining installments payable as of May 31, 2007, net of the calculated imputed interest, totaled $1,384,513. Since the sales and marketing of this new immune booster product has not been initiated, no amortization of the licensed asset has been recorded for the year ended May 31, 2007.

As part of the license agreement noted above, Nordic Immotech shall pay a royalty of ten percent (10%) of net sales of products sold by Nordic and or affiliates to independent third parties.

In a separate agreement, the Company was granted an option to purchase all the shares in Nordic Immotech (the supplier). Subject to the terms and conditions of the separate agreement, the Company has the option to purchase all of the shares of Nordic Immotech (170,000 shares) at a fixed price of $76.47 per share for a total of $13,000,000. The Company may exercise the option anytime before December 1, 2008.

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

We may consider filing additional patent applications with respect to our technologies and any novel aspects of our technology to protect our intellectual property. Future patents, if issued, may be challenged, invalidated or circumvented. Thus, any patent that we own or license from related and third parties may not provide adequate protection against competitors. The patent applications that we may file in the future may not result in issued patents. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with similar or competing technologies. As a result of potential conflicts with the proprietary rights of others, we may in the future have to prove that we are not infringing the patent rights of others or be required to obtain a license to the patent. We do not know whether such a license would be available on commercially reasonable terms, or at all.

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

While we have no knowledge that we are infringing the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to our existing or future products. Any such assertion by a third party could require us to pay royalties, to participate in costly litigation and defend licensees in any such suit pursuant to indemnification agreements, or to refrain from selling an alleged infringing product or service.

COMPETITION

The business of developing and distributing nutritional and personal care products such as our products is highly competitive. Numerous manufacturers, distributors and retailers compete for consumers and, in the case of other network marketing companies, for distributors. We compete directly with other entities that develop, manufacture, market and distribute dietary supplements. We compete with these entities by emphasizing the underlying science, value and high quality of our products, as well as the convenience and financial benefits afforded by our network marketing system and compensation plan. However, many of our competitors may be substantially larger and have greater financial resources and broader name recognition. Our markets are highly sensitive to the introduction of new products that may rapidly capture a significant share of those markets.

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

There can be no assurance that we will be able to effectively compete in this intensely competitive environment. Nutritional and personal care products can be purchased in a wide variety of distribution channels, including retail stores and the fact that our product offering line is relatively limited compared to the wide variety of products offered by many of our competitors, and are often premium priced. Our ability to remain competitive depends in part upon the successful marketing of our premium priced products.

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

Risks Related to Our Business

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future; We Need to Raise Capital to Continue Our Growth.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. We do not expect positive cash flow from operations in the near term. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We incurred a net loss of $1,375,969 for the fiscal year ended May 31, 2007, and have an aggregate net loss of $6,011,234 as of May 31, 2007. As of May 31, 2007, we had a working capital deficit of $2,094,985. There is no assurance that our actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we encounter greater costs associated with general and administrative expenses, additional resources needed for our new immune booster product and costs of offering equity securities or debt financing.

We May Need to Raise Capital to Continue Our Growth.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through the sale of our stock, financing or otherwise, our ability to execute our development plans and achieve profitable operational levels will be greatly limited. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of our products. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a materially adverse effect upon our operations.

Our Success Depends on the Ability of Our Suppliers With Whom We Have Business Arrangements.

We depend on a number of suppliers that produce our products. Failure to maintain continuous access to these suppliers may have a materially adverse affect on our business. Such suppliers may experience equipment failures and service interruptions, of which we have no control, which could adversely affect customer confidence, our business operations and our reputation. If we experience a significant increase in demand, we may have to expand our third party suppliers. We cannot be assured that additional suppliers will be available to us, or that if available it will be available on terms that are acceptable to us. If we cannot produce a sufficient quantity of our products to meet demand or delivery schedules, our customers might reduce demand, reduce the purchase price they are willing to pay for our product, or replace our product with the product of a competitor, any of which could have a materially adverse effect on our financial condition and operations.

We Rely on the Network Marketing System.

We have relied on the network marketing system to distribute, market and sell our products. We have no long-term contractual relationship with these distributors. While we believe that the distributors will continue to provide their services, there can be no assurance that the distributors will be available in the future, and if available, will be available on terms deemed acceptable to us. We had approximately 9,400 distributors and 3,300 retail customers at May 31, 2007 down from 9,900 and 4,300 respectively, at May 31, 2006.

Our Continued Operations Depend on the Successful Marketing of our Jurak Classic Whole Body Tonic.

Our business plan is based on the marketing and distribution of primarily one product, the JC Tonic, The Youth Solution. However, we have added a second product, a personal care skin rejuvenation product, and in the Fall of 2007 we will be adding our new patented immune booster product. There is no assurance that we will be successful in implementing our marketing strategies or that our marketing strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our marketing strategies, our business operations and financial performance may be adversely affected. The novelty and the design of our products is important to our success and competitive position, and if we are unable to continue to develop and offer such a unique product to our customers, our business could suffer.

Our Growth Could Harm Our Future Business Results.

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

Our Success is Dependent Upon the Acceptance of Our Products and Our Business.

Our success depends upon our achieving significant market acceptance of our products. We cannot guarantee that consumers will purchase our product. Acceptance of herbal supplemental products will depend on the success of our advertising, promotional and marketing efforts. During our second quarter for the year ended May 31, 2007, we updated our packaging; engaged a publicity agent; enhanced the flavor of our consumable products; reintroduced our unit dose packaging for our liquid herbal supplements; reduced the number of other sizes available to only one bottle size; released our new online service for distributors referred to as a Back Office; developed personal replicated websites for our distributor force; and concluded an agreement with Nordic Immotech Trading giving us the worldwide rights to market their immune-stimulatory product.

Failure to maintain effective internal controls

A failure to maintain effective internal controls could adversely affect our business. The Company will need to begin the process of documenting and testing its internal controls as required by the Sarbanes-Oxley Act of 2002 this coming fiscal year. The Company expects to incur significant costs in complying with these requirements, including increased staffing costs, increased accounting, auditing and consulting fees. In addition, the requirements of Sarbanes-Oxley may limit the ability of the Company to make any future acquisitions . Failure by the Company to adequately meet the internal control requirements would be reported in the Company's filings to the Securities and Exchange Commission - which could negatively impact the Company's reputation and its stock price.

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

Government Regulation.

Any changes in regulation by the Federal Trade Commission ("FTC") and/or the U.S. Food and Drug Administration ("FDA") with respect to labeling and advertising of our products could have an adverse affect on our business. A change in these requirements could add additional cost to the production of our products. However, these government regulatory agencies generally allow companies to make changes when new materials are to be printed and so the financial effects would be minimal.

RISKS RELATED TO OUR COMMON STOCK

Sale of Restricted Common Stock.

As of May 31, 2007, there are 102,731,791 outstanding shares of our common stock, of which 97,474,747 are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. As of May 31, 2007, there are 1,600,000 warrants outstanding. During the years ended May 31, 2007, 1,600,000 shares were issued in a private placement offering. The placement includes a warrant for each share purchased and is exercisable at $1.25 per share for one year from that date.

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

Our common stock has traded as low as $0.03 and as high as $1.99. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the demand for our products; (ii) disappointing results from our marketing and sales efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our business prospects; and (viii) general economic trends.

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

GOVERNMENT REGULATION

In the United States, where we primarily sell our products, we are subject to laws, regulations, administrative determinations, court decisions and similar restrictions at the federal, state and local levels, collectively known as "regulations". These regulations include and pertain to, among other things: (i) the formulation, manufacturing, packaging, labeling, advertising, distribution, sale and storage of our product; (ii) our product claims and advertising, including label claims, direct claims, as well as claims and advertising by our distributor, for which we may be held responsible; and (iii) our network marketing organization and activities.

Products

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale and storage of our products is subject to regulation by a number of governmental agencies. The federal agencies include the Food and Drug Administration ("FDA"), the Consumer Product Safety Commission, the United States Department of Agriculture, and others. Our activities are also regulated by various codes and agencies of the states and localities in which our product is or may be manufactured, distributed or sold. The FDA, in particular, regulates the formulation, manufacturing and labeling of dietary and herbal supplements, which includes our product.

The Dietary Supplement Health and Education Act of 1994 ("DSHEA"), revised the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA"), concerning the composition and labeling of dietary supplements, which we believe is generally favorable to the dietary supplement industry. DSHEA created a new statutory category of products or "dietary supplements". This new category includes vitamins, minerals, herbs, amino acids, and other dietary substances for human use to supplement the diet. However, DSHEA grandfathered, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement containing a new dietary ingredient ("NDI"), and placed on the market on or after October 15, 1994, must have a history of use or other evidence establishing a basis for expected safety. Manufacturers of dietary supplements using a "structure-function" statement or other claim must have scientific substantiation that the statement is true, accurate, and not misleading. Our product, JC Tonic, The Youth Solution, is classified as a dietary supplement under the FFDCA and DSHEA.

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

FDA Final Rule - Safe Use of Dietary Supplements

On June 22, 2007, FDA announced a final rule establishing current good manufacturing practice requirements (CGMPs) for dietary supplements. In addition, by the end of the year, industry will be required to report all serious dietary supplement adverse events to FDA.

Ensuring Quality

Under the final rule, manufacturers are required to evaluate the identity, purity, quality, strength and composition of dietary supplements. These regulations are intended to provide more accountability in the manufacturing process so that consumers can be confident that the products they purchase contain what is on the label.

The final rule aims to ensure that dietary supplements do not have:

 wrong ingredients

 too much or too little of a dietary ingredient

 improper packaging

 improper labeling

 contamination problems due to natural toxins, bacteria, pesticides, glass, lead, or other substances

All of these guidelines have been followed by the Company since beginning the marketing of our products.

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

EMPLOYEES

We currently employ nine (9) employees, all of whom are full-time employees. In addition to our current staff, we also have approximately 9,400 distributors nationwide. None of the Company's employees are represented under collective bargaining agreements. The Company considers its employee relations to be good.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease our principal office space located at Hughes Airport Center, 1181 Grier Drive, Suite C, Las Vegas, Nevada 89119. We currently utilize office space and warehouse. We intend to lease this space pursuant to the terms and provisions of our lease at approximately $7,000 per month. The lease agreement expires June 30, 2009. We believe these facilities will be adequate to accommodate our administrative and distribution needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On December 13, 2006, a civil suit was filed in the District Court of Clark County in and for the State of Nevada by Lifequest World Corporation (formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.) (plaintiffs) and one former employee and her spouse (defendants). The suit entails that the former employee processed credit refunds to a debit/credit card held at their banking institution. In addition, the former employee embezzled funds by setting up a merchant processing system and diverting the charging of our distributors' credit cards from our merchant processor to their processor. All is evidenced by information located on the computer used by the former employee at the Company as well as through other reporting mechanisms and processing systems. The Company is seeking relief for damages in excess of $60,000; special damages according to proof; for attorneys' fees and costs of suit; and for other and further relief as the Court may deem just and proper as compensation for monies embezzled by the former employee and her spouse. No answer has been received from the defendant and the Company is seeking a default judgment granting all of the relief sought.

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended May 31, 2007, no matters were submitted to our stockholders for approval.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Shares of our common stock have historically been traded on the NASD OTC Bulletin Board under the symbol "JCWW". On May 23, 2006, our trading symbol was changed to "JRAK". Effective March 13, 2007, the Company changed its name to Phytolabs, Inc. and effective August 20, 2007 the Company changed its name to Lifequest World Corporation. The shares of the Company trade on the Over the Counter Bulletin Board under the symbol, "LQWC."

The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, markdown or commissions, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

May 31, 2007	$0.90	$0.40
February 28, 2007	$1.43	$0.75
November 30, 2006	$1.65	$0.60
August 31, 2006	$2.00	$0.14
May 31, 2006	$0.35	$0.03
February 28, 2006	$0.46	$0.22
November 30, 2005	$0.43	$0.24
August 31, 2005	$0.55	$0.16

As of May 31, 2007, there were approximately 394 shareholders of record of our common shares as reported by our transfer agent, Signature Stock Transfer, Inc., which does not include shareholders who shares are held in street or nominee names. We believe that there are approximately 200 beneficial owners of our common stock. There are no other classes of shares issued or outstanding.

DIVIDEND POLICY

No dividends have been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have any intention of paying cash dividends on our common stock in the foreseeable future. We are trying to increase our sales with our JC Tonic products and to introduce the new immune-booster product. Therefore, it is unlikely that we would use profits for the purpose of paying dividends for the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

As of the date of this Annual Report, we do not have an equity compensation plan under which equity securities are authorized for issuance to employees, officers, or directors. As of the date of this Annual Report, we do not have any options issued or outstanding under any equity compensation plan.

The Company is offering 3,000,000 of its common shares to its distributors under a plan where the distributors earn certificates based on sales and bonus points. Each certificate is redeemable for one share of the Company's common stock three years after the certificate has been earned. The number of certificates outstanding at May 31, 2007 and 2006 was 103,952 and 95,780, respectively. The liability for the certificates earned of $111,695 and $103,395 at May 31, 2007 and 2006, respectively, are included in "accrued compensation and benefits". During the years ended May 31, 2007 and 2006, respectively, no shares were issued to distributors under this plan. Effective June 1, 2007 this plan is being discontinued, however the liability will remain for a period of 3 years relating to the 103,952 shares which were earned but not yet issued. These shares will be issued assuming the distributor is selling for the Company after the 3 year vesting period.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders Ambassador Program Warrants	103,952 1,600,000	N/A $1.25	N/A 1,600,000

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

Private Placements

During fiscal year ended May 31, 2007, we executed private placements of 10,000,000 and 1,600,000 shares of our restricted common stock, for which we received cash in amounts of $200,000 and $1,599,950, respectively.

During fiscal year ended May 31, 2006, we executed private placements of 1,900,000 and 10,000,000 shares of our restricted common stock, for which we received cash in amounts of $269,566 and $200,000, respectively.

Reverse Stock Split

On July 27, 2007, the Board of Directors approved a reverse split of its common stock on a 1 new share for 3 old shares. Shareholders of record as of the effective date of August 20, 2007 will receive 1 new share for 3 old shares.

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

Stock Compensation

During fiscal year ended May 31, 2007, the Company issued 250,000 shares of restricted common stock to an officer/employee and 250,000 shares to an employee at $0.70 per share in lieu of compensation.

During fiscal year ended May 31, 2006, we issued 30,000 shares of restricted common stock to a consultant at $0.22 per share in lieu of compensation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Lifequest World Corporation, (formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.), a Minnesota corporation incorporated on November 1, 1997, currently trades on the Over-the-Counter Bulletin Board under the symbol "LQWC". We are a product-focused company specializing in the herbal supplement industry and market.

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited financial statements and the notes thereto, included elsewhere in this Annual Report. Our financial statements are prepared in accordance with U.S. GAAP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report and from time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, there may be "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation which are typically preceded by the words "believes", "expects", "anticipates", "intends" or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward looking statements are subject to risks and uncertainties which could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: lower sales to customers; the introduction of competitive products and technologies; our ability to successfully reduce operating expenses ; delays in new product introductions; higher than expected expense related to new sales and marketing initiatives; availability of adequate supplies of raw materials; and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission. Our actual results could differ materially from the results discussed in the forward-looking statements.

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

To continue operations, the Company must raise additional capital. The Company has sold additional stock in private placements during the year ended May 31, 2007 totaling $1,799,950. However, there can be no assurance the Company will be able to obtain additional capital from private placements in the future.

The proceeds of the private placement are used for regular corporate needs as well as funding the product launch of our recently acquired rights to the world's most powerful, natural immune booster product as stated by the scientific research team that developed the product. One group of investors has invested funds to date and has made a subsequent investment of $700,000 since May 31, 2007. This group required that all future investments be made for an average of $1.00 per share, with a one-year warrant to purchase an additional share at $1.25 per share. The Company received $600,000 on December 6, 2006, $999,950 on March 31, 2007 and $700,000 on July 23, 2007.

With the formal completion of the exclusive global license and distribution agreement relative to the natural immune booster product, the Company will accelerate work on the packaging and branding of this new product to make it widely available to North American and European markets with an anticipated launch in late 2007.

Critical Accounting Policies and Estimates

Our Management Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated.  The notes to the consolidated financial statements contained herein describe our significant accounting policies used in the preparation of the consolidated financial statements.  Several of them have been noted below. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our inventory valuation allowance, the lives and continued usefulness of office furnishings and equipment and intangible assets and contingencies.  Due to uncertainties, however, it is at least reasonably possible that management's estimates will change during the next year, which cannot be estimated.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates under different assumptions or conditions.

Inventory Valuation: The Company's inventories are valued at the lower of cost or market. Reserves for overstock and obsolescence are estimated and recorded to reduce the carrying value to estimated net realizable value. The amount of the reserve is determined based on projected sales information, plans for discontinued products and other factors. Though management considers these reserves adequate and proper, changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of this reserve.

Income Taxes: We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. In the preparation of the Company's consolidated financial statements, management calculates income taxes. This includes estimating the Company's current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be realized from future taxable income. The valuation allowance for deferred income tax benefits is determined based upon the expectation of whether the benefits are more likely than not to be realized. The Company has recorded a full valuation allowance for all deferred tax assets due to the significance of its continued operating losses.

  Revenue Recognition: The Company recognizes revenue when the earnings process is complete, evidenced by persuasive evidence of an agreement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. The earning process completion is evidenced through the shipment of goods, as the sales terms of these segments are FOB shipping point, the risk of loss is transferred upon shipment and there are no significant obligations subsequent to that point. There are no significant estimates related to revenue recognition.

RESULTS OF OPERATIONS

	Years ended May 31,
	2007	2006	% Change
Sales	$ 1,046,299	$ 1,445,362	(28%)
Gross Profit	$ 788,120	$ 1,092,623	(28%)
Net Loss	$ (1,375,970)	$ (1,087,846)	27%
Basic and Diluted Loss per Share	$ (0.04) (1)	$ (0.49) (1)

(1) Reflects the 1 for 3 reverse stock split effective August 20, 2007

Year Ended May 31, 2007 Compared to Year Ended May 31, 2006

Overview

Total sales for the year ended May 31, 2007 was $1,046,299 compared to $1,445,362 in 2006. Gross profit declined to $788,120 for the year ended May 31, 2007 compared to $1,092,623 in 2006, as further discussed below. The net loss for the year ended May 31, 2007 was ($1,375,970) compared to ($1,087,846) in 2006.

Sales and Gross Margins

Sales for the twelve months ended May 31, 2007 decreased by 28% to $1,046,299 compared to $1,445,362 in 2006. The decrease in sales was related in part to issues associated with the reliability of the Company's computer systems used to track and account for distributors' sales, which occurred during fiscal year ended May 31, 2006. The system problems caused delays in the accumulation of sales data, which affected the timely calculation and payment of distributor bonuses. These problems caused a decline in sales activity by the distributors. In May 2006, the Company enhanced and improved the computer system, which improved the sales data accumulation process, however, increased distributor activity has been slow in returning. In July 2006, the Company rolled out a replicated Company website for each of its 9,900 distributors. The replicated websites allow each distributor to advertise to their specific customers, while providing the product and company information from the Company's new website. Management is confident the improved computer system, the replicated websites and new product offerings will result in an increase in future sales volume. The Company also experienced weaker demand for its product compared to last year and is actively developing new product offerings including acquisition of the worldwide exclusive marketing rights to the world's most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights are being acquired from a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale

Gross profit in the twelve months ended May 31, 2007 decreased to $788,120 compared to $1,092,623 in the same period ended in 2006 due primarily to the decline in product sales. Gross profit as a percentage of revenue declined slightly to 75% in the twelve months ended May 31, 2007 compared to 76% in the same period ended in 2006. This was due to increased raw ingredient and packaging costs.

Royalty Expense-Related Party

The minimum royalty expense-related party accrued to Jurak Holdings Limited (related party) for licenses on the JC Tonic product line remained consistent for both years at $500,000 in 2007 and $499,264 in 2006. ($125,000 per quarter).

Distribution, Selling, and Administrative Expenses

Total distribution, selling and administrative expenses for the year ended May 31, 2007 were $1,703,552 compared with $1,586,146 for the year ended in 2006. The increase is primarily related to a stock compensation award valued at $350,000 to an officer/employee made in April 2007. Without that increased expense, selling and administrative expenses decreased by approximately $232,000. This was reflected in lower overall sales expenses, payroll and related benefits, consulting fees and contract labor. The Company incurred a consulting fee of $185,000 during the year ended May 31, 2006, which was not incurred in the current year. With the decrease in sales, the Company continues to actively reduce overhead costs.

Other Income and Expense

Other income of $133,382 for the year ended May 31, 2007 consists of the Company's prorata share of a one-time cash distribution gain in exchange for their membership interest in EIG Mutual Holding Company who is the Company's primary insurance provider. EIG successfully converted from a mutual holding company to a publicly traded stock company in February 2007. The Company received their funds in March 2007.

Interest expense for the year ended May 31, 2007 was $93,920 compared with $95,059 for the year ended in 2006. Current year interest costs relate to the imputed interest on the installment payable-Nordic License. Prior year interest costs primarily relate to loans from a principal stockholder and related entities, which were outstanding during the prior year. The majority of these loans were converted into common stock or paid off during the fiscal year ended May 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We have historically had more expenses and cost of sales than revenue in each year of our operations. The accumulated deficit as of May 31, 2007 was $6,011,234 compared to $4,635,264 as of May 31, 2006. Generally, we have financed operations to date through the proceeds of private placements of equity and debt securities and sales revenue. In connection with our business plan, management anticipates that there may be additional increases in operating expenses and capital expenditures relating to the new immune booster products. We intend to finance these expenses with further issuance of our securities and revenues from operations. Therefore, we expect we may need to raise additional capital and increase our revenues to meet long-term operating requirements.

We currently have a $3,000,000 private placement offering in process. The proceeds of the private placement are used for regular corporate needs as well as funding the product launch and license of our recently acquired rights to the world's most powerful, natural immune booster product as stated by the scientific research team that developed the product. One group of investors has invested funds to date. This group required that all future investments be made for an average of $1.00 per share, with a one-year warrant to purchase an additional share of common stock at $1.25 per share. The Company received the first $600,000 on December 6, 2006, $999,950 on March 31, 2007 and $700,000 on July 23, 2007.

At May 31, 2007, the Company had $197,338 of unrestricted cash compared to $44,073 of unrestricted cash at May 31, 2006. The Company had current assets of $282,824 and current liabilities of $2,377,809 at May 31, 2007 compared to current assets of $110,841 and current liabilities of $604,586 at May 31, 2006.

Net cash used in operating activities was $621,224 during the year ended May 31, 2007 compared to net cash used in operating activities of $412,218 in the year ended May 31, 2006. The increase was due primarily to the increased operating loss for the year ended May 31, 2007 compared to the operating loss for the prior year after adjusting for the net decrease in trade payables and accrued expenses.

Net cash used in investing activities was $1,041,497 in the year ended May 31, 2007 compared to $9,510 in the year ended in 2006. The change was caused primarily by the purchase of the immune booster license. The Company expended $1,067,531 for licensing fees associated with the acquisition of the worldwide exclusive marketing rights to this license. These rights are being acquired from a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. The balance of the installment payable discounted for interest related to this immune booster license was $1,384,513 at May 31, 2007.

Net cash provided by financing activities was $1,815,986 in the year ended May 31, 2007 compared to net cash provided by financing activities in the year ended in 2006 of $446,293. Proceeds from the issuance of common stock, net of issuance costs, was $1,799,950 in the year ended May 31, 2007 compared to $469,566 in the year ended May 31, 2006. In December 2006 the Company announced a best efforts private placement of $3,000,000 U.S. at $1.50 per share. The placement was subsequently cancelled, and a new offering was immediately introduced for $3,000,000 U.S. at $1.00 per unit. Each unit consists of one share of common stock and one-year warrant to purchase one share of common stock at $1.25. The proceeds of the private placement are to be used for regular corporate needs as well as funding the product launch of our recently acquired rights to the natural immune booster product. The Company received $600,000 on December 6, 2006, $999,950 on March 31, 2007 and $700,000 on July 23, 2007.

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

On December 1, 2006, the Company through its wholly owned subsidiary, Phytolab Solutions Inc., entered into an agreement with Nordic Immotech Trading whereby Phytolabs acquired the worldwide rights to its powerful immune-stimulatory extract.

On the same date, Phytolab Solutions Inc., entered into an agreement with Nordic Immotech Trading appointing them as a sub-licensee to handle the sales and distribution of its immune-stimulatory product in several European countries.

The agreement in principal requires that Phytolabs pay a $2.5 million license fee with payments from August 8, 2006 to November 30, 2007. (See Material Commitments). The Company believes this is a good investment given that the ingredient extract giving rise to this agreement was developed at the University of Mississippi over a 10 year period; has enjoyed animal clinical studies that prove the efficacy and holds US Patent # 7,205,284.

Of late, the immune system in general is receiving a great deal of attention from traditional medicine as well as alternative medicine inasmuch as it is the basis for a strong support system and in particular for avoiding various strains of flu and other viruses. The Company therefore believes that it will be well positioned in the industry and in the immune system product market given this extract's potency supported by clinical proof of efficacy.

The Company researched thoroughly as to the best method of marketing and has decided on continuing with the direct selling business it is already in. As of June 6, 2007, it has engaged Mr. David Wood as Chief Operating Officer to manage the Phytolab Solutions subsidiary.

The product made with the extract in question has been test-marketed in Denmark and Finland and a North American product launch is slated for fall of 2007.

MATERIAL COMMITMENTS

A significant commitment for fiscal year ending May 31, 2007 relates to the License Agreement with Jurak Holdings Limited (related party). As of the fiscal year ended May 31, 2007, an aggregate amount of $631,856 is due and owing to Jurak Holdings Limited for Accrued Minimum Royalty fees.

On December 1, 2006, the Company, through its wholly owned subsidiary, Phytolab Solutions, Inc. finalized the closing of this exclusive global license and distribution agreement with respect to this natural immune booster product. Phytolab Solutions, Inc. has not yet begun to market or sell these products, but expects to begin later in 2007. As part of the closing for this agreement, the Company paid $550,000 per the terms of the agreement on December 6, 2006 and $500,000 in April 2007. The agreement calls for additional installment payments totaling $1,450,000 to be paid as follows:

$500,000     June 30, 2007
$500,000     September 30, 2007
$450,000     November 30, 2007

The Company has imputed interest on these installments at a rate of 10%. The discounted value of the licensed asset including legal costs, totals $2,390,721. The remaining installments payable as of May 31, 2007, net of the calculated imputed interest, totaled $1,384,513. Since the sales and marketing of this new immune booster product has not been initiated, no amortization of the licensed asset has been made for the year ended May 31, 2007.

As part of the license agreement noted above, Nordic Immotech shall pay a royalty of ten percent (10%) of net sales of products sold by Nordic and or affiliates to independent third parties.

In a separate agreement, the Company was granted an option to purchase all the shares in Nordic Immotech (the supplier). Subject to the terms and conditions of the separate agreement, the Company has the option to purchase all of the shares of Nordic Immotech (170,000 shares) at a fixed price of $76.47 per share for a total of $13,000,000. The Company may exercise the option anytime before December 1, 2008.

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

As we continue to expand our operations internationally, we must be aware of any inherent business risks associated with doing so. We have attempted to mitigate these risks by establishing a network marketing system utilizing persons who are familiar with the industry.

ITEM 7. FINANCIAL STATEMENTS

Lifequest World Corporation (formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.)

Audited Financial Statements

May 31, 2007

Index

Report of Independent Registered Public Accounting Firm dated August 29, 2007

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders Deficit

Consolidated Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lifequest World Corporation (formerly Phytolabs, Inc. and Jurak Corporation Word Wide, Inc.)

We have audited the accompanying consolidated balance sheets of Lifequest World Corporation (formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.) as of May 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lifequest World Corporation (formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.) as of May 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant deficit in its working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carver Moquist & O'Connor, LLC

Minneapolis, Minnesota

August 29, 2007

LIFEQUEST WORLD CORPORATION
(formerly PHYTOLABS, INC. and JURAK CORPORATION WORLD WIDE, INC.)
CONSOLIDATED BALANCE SHEETS
MAY 31, 2007 AND 2006

Assets:		May 31 2007		May 31 2006
Current assets:				
Cash and cash equivalents	$	197,338	$	44,073
Accounts receivable		7,622		-
Inventories, net		64,010		58,154
Prepaid expenses and advances		13,854		8,614
Total current assets		282,824		110,841
Office furnishings and equipment, net		5,152		14,784
Other assets:				
Restricted cash		-		26,034
Deposits		38,598		19,365
Other asset - immune booster license		2,390,721		-
Total other assets		2,429,319		45,399
Total Assets	$	2,717,295	$	171,024
Liabilities and Stockholders' Equity (Deficit):				
Current liabilities:				
Current portion of capital lease obligation	$	932	$	5,345
Accounts payable		97,424		125,857
Accounts payable-related party		54,826		82,786
Installment payable-immune booster license		1,384,513		-
Accrued interest - installment payable		23,075		-
Accrued compensation and benefits		158,809		135,605
Accrued royalties-related party		631,856		250,000
Payable to stockholder/officers		26,374		4,993
Total current liabilities		2,377,809		604,586
Capital lease obligations, net of current portion		321		1,253
Total liabilities		2,378,130		605,839
Stockholders' equity (deficit):				
Common stock, par value .001 per share, 150,000,000 shares authorized, 102,731,791 and 90,631,791 shares issued and outstanding at May 31, 2007 and 2006, respectively		102,732		90,632
Additional paid-in capital		6,247,667		4,109,817
Accumulated deficit		(6,011,234)		(4,635,264)
Total stockholders' equity (deficit)		339,165		(434,815)
Total liabilities and stockholders' equity (deficit)	$	2,717,295	$	171,024

See accompanying notes to consolidated financial statements.

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	TOTAL
Balance - May 31, 2005	5,322,878	5,323	942,429	(3,547,418)	(2,599,666)
Issuance of common stock at $1.20 per share in a Private Placement in October 2005	58,333	58	69,892	-	69,950
Stock compensation expense in August 2005	-	-	165,000	-	165,000
Issuance of restricted common stock at $1.34 for compensation expense in November 2005	5,000	5	6,715	- -	6,720
Issuance of common stock at $1.20 per share in Private Placement in January 2006	75,000	75	89,798	-	89,873
Issuance of common stock at $0.60 per share in Private Placement from January 2006 and March 2006	183,333	183	109,560	-	109,743
Conversion of accrued royalties due related party to restricted common stock at $0.60 per share in January 2006	1,916,667	1,917	1,148,083	-	1,150,000
Issuance of common stock at $0.02 per share in Private Placement during May 2006	10,000,000	10,000	190,000	-	200,000
Conversion of payable to Stockholders including interest to restricted common stock at $0.02 per share in May 2006	66,566,218	66,567	1,264,758	-	1,331,325
Conversion of accrued compensation due officer to restricted common stock at $0.02 per share in May 2006	6,504,362	6,504	123,582	-	130,086
Net loss				(1,087,846)	(1,087,846)
Balance - May 31, 2006	90,631,791	$ 90,632	$ 4,109,817	$ (4,635,264)	(434,815)
Issuance of common stock at $0.02 per share in Private Placement during June 2006	10,000,000	10,000	190,000		200,000
Issuance of common stock at $1.00 per share in Private Placement during December 2006	600,000	600	599,400	-	600,000
Issuance of common stock at $1.00 per share in Private Placement during April 2007	900,000	900	899,865		900,765
Issuance of common stock at $1.00 per share in Private Placement during April 2007	100,000	100	99,085		99,185
Issuance of common stock for compensation in April 2007 valued at $0.70 per share	500,000	500	349,500		350,000
Net loss				(1,375,970)	(1,375,970)
Balance - May 31, 2007	102,731,791	$ 102,732	$ 6,247,667	$ (6,011,234)	339,165

See accompanying notes to consolidated financial statements.

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net loss	$ (1,375,970)	$ (1,087,846)
Adjustments to reconcile net loss		
to net cash used in operating activities:		
Depreciation and amortization	9,632	12,192
Stock compensation expense	350,000	171,720
Non-cash interest expense	61,323	-
Changes in operating assets and liabilities:		
Accounts receivable	(7,622)	561
Inventories	(5,856)	46,040
Prepaid expenses and advances	(5,240)	3,532
Deposits	(19,233)	(9,955)
Accounts payable	(56,393)	(45,137)
Accrued expenses	428,135	496,675
Net cash used in operating activities	(621,224)	(412,218)
CASH FLOWS FROM INVESTING ACTIVITIES:		
Restricted cash	26,034	(9,510)
Investment in other asset - immune booster license	(1,067,531)	-
Net cash used in investing activities	(1,041,497)	(9,510)
CASH FLOWS FROM FINANCING ACTIVITIES:		
Checks issued in excess of bank balance	-	(7,241)
Proceeds from issuance of common stock, net of issuance costs	1,799,950	469,566
Payments on capital lease obligations	(5,345)	(6,537)
Advances from (repayment to) stockholder/officer	21,381	(9,495)
Net cash provided by financing activities	1,815,986	446,293
NET INCREASE IN CASH AND CASH EQUIVALENTS	153,265	43,585
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,073	488
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 197,338	$ 44,073
Supplemental disclosures of cash flow information:		
Interest paid	$ 9,422	$ 7,237
Conversion of accrued compensation and debt to common stock	$ -	$ 130,087
Conversion of payable to stockholder, including accrued interest to common stock	$ -	$ 1,331,324
Conversion of royalties to common stock	$ -	$ 1,150,000
Debt incurred with purchase of immune booster license	$ 1,384,513	

See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION

(formerly PHYTOLABS, INC. and JURAK CORPORATION WORLD WIDE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007 and 2006

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of business:

Lifequest World Corporation (formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.) was incorporated under the laws of the State of Minnesota on November 1, 1997. The Company is located in Las Vegas, Nevada and develops and distributes dietary herbal supplement products.

Effective August 20, 2007, the Company changed its name to Lifequest World Corporation (formerly Phytolabs, Inc. and Jurak Corporation World Wide Inc.) to more reflect the business the company is involved in -- that of products designed to positively affect the lives of people worldwide. The shares of the Company trade on the Over the Counter Bulletin Board under the symbol, "LQWC."

A summary of the Company's significant accounting policies is as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of Lifequest World Corporation and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue recognition:

The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of ownership passes, the sales price is fixed or determinable, and collectibility is probable. Generally, these criteria are met at the time product is shipped to our distributors or directly to a retail customer.

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

Cash:

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in a high quality financial institution. The balances at times may exceed the federally insured limits.

Accounts Receivable:

The Company collects payments from its customers almost entirely from credit cards. Primarily, any accounts receivable balance at the end of the reporting period is due to a two or three day lag in receiving the funds from the credit card processors.

Inventories:

Inventories are valued at the lower of cost or market, using the first-in, first-out method (FIFO). Inventories are reported at their net amounts, and consist of the following:

	May 31
	2007	2006
Raw materials	$ 26,571	$ 18,392
Finished goods and supplies	56,050	71,653
Allowance for Obsolescence	(18,611)	(31,891)
	$ 64,010	$ 58,154

Office furnishings and equipment:

Office furnishings and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful life of three to seven years. Maintenance and minor renewals are expensed when incurred.

Intangible Asset-Immune Booster License:

Intangible asset, entirely comprised of the immune booster license, is recorded at cost and is presented net of amortization. Amortization will be computed on a straight-line basis over its estimated useful life once the licensed products begin selling. The straight-line method of amortization will reflect an appropriate allocation of the cost of the intangible asset to earnings in each reporting period.

Long-lived assets:

Long-lived assets, such as property and equipment and intangible assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds the fair value of the asset.

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

Advertising:

The Company expenses advertising costs as they are incurred. Advertising costs were $58,758 and $345 for the year ended May 31, 2007 and 2006 respectively.

.

Shipping and handling costs:

Shipping and handling costs charged to customers have been included in sales. Inbound and outbound freight and handling costs incurred by the Company have been included in cost of sales.

Fair value of financial instruments:

The carrying value of the Company's financial instruments approximates fair value at May 31, 2007 and 2006. The carrying amounts for cash, accounts payable, accrued liabilities and notes payable approximate fair value due to the short maturity of these instruments.

Segment Reporting:

The Company operates as one reporting segment.

Loss per common share:

Loss per share is computed based on the weighted-average number of common shares outstanding. There are 1,600,000 warrants outstanding and 103,952 certificates for shares of stock at May 31, 2007 that would be considered anti-dilutive and therefore are not included.

Recent accounting pronouncements:

In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company's financial statements. The new standard also contains guidance on "derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition". The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement but we believe the adoption of FIN 48 will not have a material impact on our consolidated financial position or results of operations. This pronouncement is effective for our fiscal year beginning June 1, 2007.

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

Note 2. Company's Continued Existence:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses and has a significant working capital deficit. The Company intends to generate positive cash flows from operations through increased sales utilizing the network of distributors in place and from financing activities by issuing additional stock, and obtaining necessary capital through additional advances from the Company's principal stockholder or through private placements.

To continue operations, the Company must raise additional capital. During fiscal year ended May 31, 2007, the Company executed private placements of 10,000,000 and 1,600,000 shares of our restricted common stock, for which cash was received in amounts of $200,000 and $1,599,950. However, there can be no assurance the Company will be able to obtain additional capital from private placements in the future. The Company has no other committed sources or arrangements for additional financing.

The financial statements do not include any adjustment relating to recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue to exist. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

Note 3. Other Asset - Immune Booster License

During the year ended May 31, 2007, the Company made payments of $1,067,531 for licensing fees associated with an exclusive license and distribution agreement to acquire the worldwide marketing rights to the world's most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights are being acquired from Nordic Immotech Trading APS, a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. On December 1, 2006, the Company, through its wholly owned subsidiary, Phytolab Solutions, Inc. finalized the closing of this exclusive global license and distribution agreement with respect to this natural immune booster product. Phytolab Solutions, Inc. has not yet begun to market or sell these products, therefore, no amortization has been recorded as of May 31, 2007. As part of the closing for this agreement, the Company paid $550,000 per the terms of the agreement on December 6, 2006 and an additional payment in April 2007. The agreement calls for additional installment payments totaling $1,450,000 to be paid as follows:

$500,000                 June 30, 2007

$500,000                 September 30, 2007

$450,000                 November 30, 2007

The Company has imputed interest on these installments at a rate of 10%. The discounted value of the licensed asset totals $2,373,190. Additional costs for legal were also incurred which totaled $17,531. The remaining installments payable, net of the calculated imputed interest, totaling of $1,384,513 has been recorded as a liability as of May 31, 2007. Since the sales and marketing of this new immune booster product has not been initiated, no amortization of the licensed asset has been made for the year ended May 31, 2007.

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

Note 4. Capital Lease Obligations:

The Company has capital leases for new computer equipment, expiring through October 2008. The leases bear interest ranging from 5% to 25%. The obligations are collateralized by the equipment under lease. Total cost and accumulated amortization of the lease equipment was $20,406 and $20,406 at May 31, 2007 and $20,406 and $14,263 at May 31, 2006, respectively. Amortization expense on the leased assets is included with depreciation expense.  Future minimum lease payments under capital leases and the net present value of the future minimum lease payments are as follows for the years ending May 31:
2008	974
2009	321
Total Future Minimum Lease Payments	1,295
Less Amount Representing Interest	(42)
Present value of Future Minimum Lease Payments	1,253
Less Current Portion	(932)
Long-Term Capital Lease Obligations	$ 321

Note 5 Stockholders Equity:

In June 2006, we executed a private placement of 10,000,000 shares of our restricted common stock at $0.02 per share, for which we received cash of $200,000.

In December 2006, we initiated a private placement offering of 3,000,000 shares of our common stock and for each share purchased a warrant (one year term) to purchased one share of our common stock at an exercise price of $1.25. The unit was sold at $1.00. As of May 31, 2007 we had sold 1,600,000 shares and received $1,599,950 in proceeds, net of transaction costs.

In April 2007, we issued 250,000 shares of our restricted common stock to an officer/employee and 250,000 shares of restricted stock to an employee as compensation for services provided. The shares were valued at their fair value of $0.70 per share for a total compensation charge of $350,000.

During the year ended May 31, 2006 the Company completed two private placement totaling 11,900,000 shares of restricted common stock in exchange for which it received $469,566.  In November 2005, we issued 5,000 shares of our restricted common stock to a vendor as compensation for services rendered. The shares were valued at their fair value of $1.34 per share for a total compensation charge of $6,720.

During the years ended May 31, 2007 and 2006, no shares were issued to our distributors under the Company's distributor bonus plan (Note 8).

Stock Splits

The Company completed a one-for-six reverse stock split on May 22, 2006. All per share information including prior periods reflects the effect of this stock reverse stock split.

Additionally, on July 27, 2007, the Board of Directors approved a reverse split of its common stock on a 1 new share for each 3 old shares. Shareholders of record as of the effective date of August 20, 2007 will receive 1 new share for three old shares outstanding. Only the EPS calculation in the statement of operations has been adjusted for this reverse stock split.

Note 6. Income Taxes:

The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

	May 31
	2007	2006
Expected (benefit) at statutory rate	34%	34%
State taxes	-	-
Increase in valuation allowance	(34% )	34%
Effective tax rate	0%	0%

The income tax provision consists of the following for the years ended May 31:

	2007	2006
Current tax provision	$ -	$ -
Deferred tax (benefit)	(346,000)	(330,000)
Change in valuation allowance	346,000	330,000
	$ -	$ -

The following is a summary of the significant components of the Company's deferred tax, assets and liabilities:

	May 31
	2007	2006
Deferred tax assets:
Net operating loss	$ 1,644,000	$ 1,431,000
Related party accruals	252,000	119,000
Valuation allowance	$(1,896,000)	$ 1,550,000)

Tax law provides for limitation on the use of future net operating loss carryovers should significant ownership changes occur. The Company has net operating loss carry forwards of approximately $4,800,000 that expire through the year 2026.

Note 7. Related Party Transactions:

The principal stockholder and related entities have advances to the Company totaling $26,374 and $4,993 as of May 31, 2007 and 2006, respectively. Interest on the advances is at 8%. Interest totaling $0 and $84,491 was charged to operations for the years ended May 31, 2007 and 2006, respectively.

The minimum royalty expense-related party accrued to Jurak Holdings Limited (related party owned by our CEO/Stockholder) for licenses on the JC Tonic product line remained consistent for both years at $500,000 in 2007 and $499,264 in 2006. ($125,000 per quarter). See Note 8 for additional information.

Note 8 Commitments:

Operating Lease:

The Company rents office and warehouse space in Las Vegas, Nevada under terms of an operating lease which calls for an initial base monthly rental of approximately $6,700, increasing annually, plus common area operating expenses, through June 2009. Rent expense plus common area operating expenses under this agreement for the years ended May 31, 2007 and 2006 was $106,091 and $101,689, respectively.

Minimum lease payments are as follows for the years ending May 31:

2008                                                                                 87,446

2009                                                                                 90,069

2010                                                                                  7,524

Total Future Minimum Lease Payments                         $185,039

Immune Booster License Agreement

In December 2006, the Company acquired the worldwide marketing rights to the world's most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights are being acquired from Nordic Immotech Trading APS, a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. On December 1, 2006, the Company, through its wholly owned subsidiary, Phytolab Solutions, Inc. finalized the closing of this exclusive global license and distribution agreement with respect to this natural immune booster product. As part of the closing for this agreement, the Company paid $550,000 per the terms of the agreement on December 6, 2006, $500,000 on March 31, 2007 and associated legal costs of $17,531. The agreement calls for additional non-interest bearing installment payments totaling $1,450,000 to be paid as follows:

$500,000                                                                     June 30, 2007

$500,000                                                           September 30, 2007

$450,000                                                            November 30, 2007

The Company has imputed interest on these installments at a rate of 10%. The discounted value of the licensed asset totals $2,373,190. The remaining installments payable as of May 31, 2007, net of the calculated imputed interest, totaled $1,384,513.

As part of the license agreement noted above Nordic Immotech shall pay a royalty of ten percent (10%) of net sales of products sold by Nordic and or affiliates to independent third parties. No royalty payments have been earned as of May 31, 2007.

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

Distributor Stock Bonus Plan:

Prior to June 1, 2007, The Company offered to its distributors a plan whereby the distributors could earn a stock bonus based on sales and "bonus points." Distributors earned certificates redeemable for one share of the Company's common stock three years after the certificate has been earned. The number of certificates outstanding at May 31, 2007 and 2006 were 103,952 and 95,780, respectively. The liability for the bonus points of $111,695 and $103,395 at May 31, 2007 and 2006, respectively, is included in accrued compensation and benefits. These amounts are redeemable into common stock at a fair market value on the date that they are fully earned and redeemed. During the years ended May 31, 2007 and 2006, respectively, no shares were issued to various distributors under this plan. Effective June 1, 2007 this plan was discontinued, however the liability will remain for a period of 3 years relating to the 95,780 shares which were earned but not yet issued.

Restricted Cash:

In 2006, the Company has entered into several agreements with banks whereby a certain amount must be deposited into a restricted cash account in exchange for credit card processing services. The balance of restricted cash was $0 and $26,034 at May 31, 2007 and 2006, respectively.

License Agreement-Related Party:

The Company has entered into an intellectual property license agreement with an entity owned by the principal stockholder. The agreement calls for royalty payments to the entity that total 8% of "net sales price", subject to a minimum annual royalty fee of $500,000 and other conditions as defined by the agreement. Pursuant to the terms and provisions of the License Agreement, we are required to pay the greater of $500,000 for fiscal year 2003 and each calendar year thereafter, during the first ten years of the License Agreement (the "Minimum Royalty Fee"), or eight percent of the net sales price of all license products sold under the License Agreement (the "Continuing Royalty Fee"). After fiscal 2013, we are required to make payments in the amount of the Continuing Royalty Fee.

The minimum royalty fees expensed for the years ended May 31, 2007 and 2006 were $500,000. Accrued royalties due under this license agreement are $631,856 and $250,000 at May 31, 2007 and 2006, respectively. On May 29, 2006 accrued royalties totaling $1,150,000 were converted to common stock.

Note 9. Subsequent events:

As a continuation to the Company's private placement offering initiated in December 2006, the Company issued an additional 700,000 restricted common shares in exchange for $700,000 cash on July 23, 2007.

On July 27, 2007, the Board of Directors approved a reverse split of its common stock on a 1 new share for each 3 old shares. Shareholders of record as of the effective date of August 20, 2007 will receive 1 new share for each 3 shares outstanding. In conjunction with the reverse split, the Company also approved a change in the Company's name to Lifequest World Corporation. The name change and stock split became effective August 20, 2007 and the Company was issued the new stock symbol of LQWC.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's management, Anthony Carl Jurak, our Chief Executive Officer and acting Chief Accounting Officer, Roger Theriault, our President, and Maria Guedes, our Vice President of Operations/Assistant Secretary, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of May 31, 2007 (the "Disclosure Controls Evaluation"). Based on that evaluation, the Company's chief executive officer and chief accounting officer, President and Vice President of Operations/Assistant Secretary concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act are accumulated and communicated to management, including the chief executive officer and chief accounting officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended May 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended May 31, 2007. The audit committee has also discussed with Carver Moquist & O'Connor LLC the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Carver Moquist & O'Connor LLC required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Carver Moquist & O'Connor LLC their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to our Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended May 31, 2007 to be filed with the Securities and Exchange Commission.

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

As of the date of this Annual Report, our directors and executive officers, their ages and positions held are as follows:

NAME	AGE	OFFICES HELD
Anthony C. Jurak	69	Director, Chairman of the Board and Chief Executive Officer/Secretary
Roger Theriault	61	Director, President
Maria J. Guedes	38	Vice President of Operations/Assistant Secretary

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

Roger Theriault. Mr. Theriault is our President and a director. Mr. Theriault was also the director of national sales for Shaklee Canada from 1979 to 1984. During that time, he was primarily involved in marketing and sales and responsible for three regional sales managers and more than 100,000 distributors. Mr. Theriault was the founder of Nova Sante Pacific International where he worked from 1989 to 1994. Since 1995, he has been a consultant to Triple Gold (Ecuador), Radical Advance Technologies and CiDem (France).

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

ITEM 10. EXECUTIVE COMPENSATION

During fiscal years ended May 31, 2007 and 2006, certain officers were compensated for their role as executive officers. As of the date of this Annual Report, we do not have any stock option, pension, annuity, insurance, profit sharing or similar benefit plans. Executive compensation is subject to change concurrent with our requirements. We do not have employment agreements with any of our officers.

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

SUMMARY COMPENSATION TABLE

Compensation

We do not currently have a compensation committee. Compensation decisions are made from time-to-time by our Board of Directors with no established policies or formulas. The following table sets forth the compensation received by the officers of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp. ($)	Nonqual. Deferred Comp. Earnings. ($)	All Other Comp. ($)	Total ($)
Anthony Jurak Chief Executive Officer/ Secretary, Chairman of the Board, Director Roger Theriault President, Director Maria J. Guedes Vice President, Assistant Secretary, Director	2007 2006 2007 2006 2007 2006	$57,188 $56,787 $50,248 $49,216 $67,708 $65,208	Nil Nil Nil Nil $10,000 Nil	Nil Nil Nil Nil $175,000 Nil	None None Nil Nil Nil Nil	None None None None None None	Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil	$57,188 $56,787 $50,248 $49,216 $252,708 $65,208

Stock Options/SAR Grants In Fiscal Year Ended May 31, 2007

As of the date of this Annual Report, we do not have a stock option plan in effect. The following reflects the information for fiscal year ended May 31, 2007 regarding stock options. No stock options were granted in the current fiscal year or any previous fiscal years.

Long Term Incentive Plan ("LTIP") Awards Table

We have no long-term incentive plans in place and therefore there were no awards made under any long-term incentive plan to any of the above executive officers during fiscal year ended May 31, 2007.

EMPLOYMENT AGREEMENTS

As of the date of this Annual Report, we do not have any employment agreements with our executive officers, but we intend to enter into such agreements with our senior executive officers in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of May 31, 2007, there are 102,731,791 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	Anthony C. Jurak (1) (2) (3)	68,482,885	66.66%
Common	Roger Theriault (1)	7,096,037	6.91%
Common	Maria Guedes (1)	575,570	0.56%
Common	Executive Officers/Directors as a group	76,154,492	74.13%

                          (1) The address for all management is 1181 Grier Drive, Suite C, Las Vegas, Nevada 89119.

(2) 29,511,797 shares held in trust by Jurak Holdings Limited, 4478 97th Street, Edmonton, Alberta, Canada T6E 5R9, of which Anthony Jurak is the sole beneficiary.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On approximately January 1, 1999, we entered into an intellectual property license agreement (the "License Agreement") with Jurak Holdings Limited, a corporation organized under the laws of the Province of Alberta and an affiliate of our Chief Executive Office and one of our directors, Anthony Jurak. Pursuant to the terms and provisions of the License Agreement, beginning with fiscal year 2003, for a term of ten (10) years, we are required to pay annually the greater of $500,000 ("Minimum Royalty Fee") or eight percent (8%) of the net sales revenue ("Continuing Royalty Fee") of all licensed products sold under the license agreement. After fiscal 2013, we are required to make payments in the amount of the Continuing Royalty Fee. As of the date of this Annual Report, the amount of the Accrued Minimum Royalty Fee due and owing is $631,856.

ITEM 13. EXHIBITS

(a) Exhibit List

31.1     Certificate pursuant to Rule 13a-14(a)

32.1     Certificate pursuant to 18 U.S.C. Subsection 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents fees for audit and other services provided by Carver Moquist & O'Connor, LLC for the years ended May 31, 2007 and 2006:

	Year Ended
	May 31,	May 31,
	2007	2006

Audit fees (1)	$34,708	$28,737
Audit-related fees (2)	10,049	195
Tax fees (3)	7,154	3,500
All other fees (4)	--	--
Total Fees	$51,911	$32,432

(1)      Audit fees consist of fees for services provided in connection with the audit of our financial statements and reviews of our quarterly financial statements.

(2)      Audit-related fees consist of assurance and related services that include, but are not limited to, consultation concerning financial accounting and reporting standards and regulatory filing reviews.

(3)      Tax fees consist of the aggregate fees billed for professional services rendered by Carver Moquist & O'Connor, LLC for tax compliance, tax advice, and tax planning.

(4) All Other Fees relate to services rendered that do not meet the above category descriptions.  We did not engage the services of Carver Moquist & O'Connor, LLC to render other professional services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lifequest World Corporation (formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.
(Registrant)

By /s/ Anthony Jurak
Anthony Jurak
Chairman, Chief Executive Officer, Director and acting Chief Accounting Officer

Date             September 10, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Anthony Jurak
Anthony Jurak
Chairman, Chief Executive Officer, Director and acting Chief Accounting Officer

Date             September 10, 2007