Form 10QSB
period 2007-08-31
LIFEQUEST WORLD CORP
filed 2007-10-22
CIK 1060888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

 [x]                                                                                                                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                                 AUGUST 31, 2007

OR

[ ]                                                                                        TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to _____________________________________________________

Commission File Number: 333-61801

LIFEQUEST WORLD CORPORATION

(formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.)

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x]    NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES [x]    NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Class                                         Outstanding at October 12, 2007
                  Common Stock,                                    no par value 34,478,833

LIFEQUEST WORLD CORPORATION
(formerly PHYTOLABS, INC. AND JURAK CORPORATION WORLD WIDE, INC.)

Item 1. Financial Statements

Assets:	August 31 2007 (unaudited)	May 31 2007 (audited)
Current assets:		
Cash and cash equivalents	$ 131,815	$ 197,338
Accounts receivable	32,330	7,622
Inventories, net	91,301	64,010
Prepaid expenses and advances	15,375	13,854
Total current assets	270,821	282,824
Office furnishings and equipment, net	2,909	5,152
Other assets:		
Deposits	16,859	38,598
Other asset - immune booster license	2,390,721	2,390,721
Total other assets	2,407,580	2,429,319
Total Assets	$ 2,681,310	$ 2,717,295
Liabilities and Stockholders' Equity :		
Current liabilities:		
Current portion of capital lease obligation	$ 1,025	$ 932
Accounts payable	97,758	97,424
Accounts payable-related party	71,697	54,826
Installment payable-immune booster license	919,415	1,384,513
Accrued interest - installment payable	15,323	23,075
Accrued compensation and benefits	146,231	158,809
Accrued royalties-related party	735,686	631,856
Payable to stockholder/officers	4,434	26,374
Total current liabilities	1,991,569	2,377,809
Capital lease obligations, net of current portion	-	321
Total liabilities	1,991,569	2,378,130
Stockholders' equity :		
Common stock, par value .001 per share, 150,000,000 shares authorized, 34,478,833 and 34,245,500 shares issued and outstanding at August 31, 2007 and May 31, 2007, respectively	34,479	34,245
Additional paid-in capital	7,015,920	6,316,154
Accumulated deficit	(6,360,658)	(6,011,234)
Total stockholders' equity	689,741	339,165
Total Liabilities and Stockholders' Equity	$ 2,681,310	$ 2,717,295

See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION
(formerly) PHYTOLABS, INC. AND JURAK CORPORATION WORLD WIDE, INC.)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Company Name Change and Nature of Business

Effective August 20, 2007, the Company changed its name to Lifequest World Corporation (formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.) to better reflect the business the company is involved in -- that of products designed to positively affect the lives of people worldwide. The shares of the Company trade on the Over the Counter Bulletin Board under the symbol, "LQWC." We are a product-focused company specializing in the herbal supplement industry and market.

Lifequest World Corporation (formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.) was incorporated under the laws of the State of Minnesota on November 1, 1997. In this Quarterly Report, the terms "Company", "us", "we", "our" and "its" are used as references to Phytolabs Inc. We develop and distribute dietary herbal supplement products. Our "JC Tonic, The Youth Solution" first developed in the 1920's and 1930's and introduced to the marketplace in 1943 by Mr. Carl Jurak, the father of the founder of our company. Our dietary herbal supplement products are distributed through a network marketing system using independent distributors that we refer to as "Ambassadors of Health" (distributors).

The consolidated balance sheets as of August 31, 2007 and the related consolidated statements of operations for the three months ended August 31, 2007 and 2006 and the consolidated statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2007 and 2006 and for the three months then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2007 audited financial statements and form 10-KSB. The results of operations for the three-month period ended August 31, 2007 are not necessarily indicative of the operating results for the entire year.

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

NOTE 2 - COMPANY'S CONTINUED EXISTENCE

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

To continue operations, the Company must raise additional capital. In December 2006, the Company announced a best efforts private placement of $3,000,000 at $1.50 per share. This placement was subsequently cancelled, and a new offering was immediately introduced for $3,000,000 U.S. at $1.00 per unit. The proceeds of the private placement are to be used for regular corporate needs as well as funding the product launch of our recently acquired rights to the world's most powerful as stated by the scientific research team that developed the natural immune booster product. One group of investors has invested funds to date. That group required that all investments be made for an average of $1.00 per share, with a one-year warrant to purchase an additional share at $1.25 per share, prior to the 1 for 3 reverse stock split approved on July 27, 2007. The Company received the first $600,000 on December 6, 2006, $999,950 on March 31, 2007, $700,000 on July 23, 2007 and $500,000 on September 28, 2007. However, there can be no assurance the Company will be able to obtain additional capital from private placements in the future. The Company has no other committed sources or arrangements for additional financing.

The financial statements do not include any adjustment relating to recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue to exist. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	August 31	May 31
	2007	2007
Finished goods and supplies	$ 68,276	$ 56,050
Raw materials	24,525	26,571
Allowance for obsolensce	(1,500)	(18,611)
Total	$ 91,301	$ 64,010

NOTE 4 - OTHER ASSET- IMMUNE BOOSTER LICENSE

From December 6, 2006 through August 31, 2007, the Company has made payments of $1,567,531 for licensing fees associated with an exclusive license and distribution agreement to acquire the worldwide marketing rights to the world's most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights are being acquired from Nordic Immotech Trading APS, a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. On December 1, 2006, the Company, through its wholly owned subsidiary, Phytolab Solutions, Inc. finalized the closing of this exclusive global license and distribution agreement with respect to this natural immune booster product. Phytolab Solutions, Inc. has not yet begun to market or sell these products. As part of the closing for this agreement, the Company paid $550,000 per the terms of the agreement on December 6, 2006 and two additional $500,000 payments in April and August 2007. The agreement calls for additional installment payments totaling $950,000 to be paid as follows:

$500,000                 September 30, 2007
$450,000                 November 30, 2007

The Company has imputed interest on these installments at a rate of 10%. The discounted value of the licensed asset totals $2,373,190. Additional costs for legal were also incurred which totaled $17,531. The remaining installments payable, net of the calculated imputed interest, totals $919,415 as of August 31, 2007. Since the sales and marketing of this new immune booster product has not been initiated, no amortization of the licensed asset has been made for the three months ended August 31, 2007. The Company is in the final stages of completing the packaging and marketing materials for this new product.

As part of the license agreement noted above Nordic Immotech shall pay a royalty of ten percent (10%) of net sales of products sold by Nordic and or affiliates to independent third parties in territories outside of the United States.

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

NOTE 5 - DISTRIBUTOR STOCK BONUS PLAN

Prior to June 1, 2007, The Company offered to its distributors a plan whereby the distributors could earn a stock bonus based on sales and "bonus points." Distributors earned certificates redeemable for one share of the Company's common stock three years after the certificate has been earned. The number of certificates outstanding at August 31, 2007 and May 31, 2007 were 103,952. The liability for the bonus points of $111,695 at August 31, 2007 and May 31, 2007 is included in accrued compensation and benefits. These amounts are redeemable into common stock at a fair market value on the date that they are fully earned and redeemed. During the quarter ended August 31, 2007 and year ended May 31, 2007, no shares were issued to various distributors under this plan. Effective June 1, 2007 this plan was discontinued, however the liability will remain for a period of 3 years relating to the 103,952 shares which were earned but not yet issued. As the shares vest over the three year period of time, the stock certificates will be issued and will correspondingly reduce this liability.

NOTE 6 -STOCKHOLDERS' EQUITY

On July 27, 2007, the Board of Directors approved a reverse split of its common stock on a basis of 1 new share for each 3 old shares. Shareholders of record as of the effective date of August 20, 2007 have received 1 new share for three old shares outstanding. All per share information and EPS calculations including prior periods reflects the effect of this reverse stock split.

In July 2007, we continued our private placement offering of 1,000,000 shares of our common stock after taking into account the 1 for 3 reverse stock split in August 2007. The placement consisted of selling units which included one share of common stock and a warrant (one year term) to purchase one share of our common stock at an exercise price of $3.75 for a unit price of $3.00. We sold 233,333 units for $700,000. As of August 31, 2007 we had sold 766,667 units and received $2,299,950 in proceeds, net of transaction costs in connection with this private placement.

Stock Warrants

As of August 31, 2007 the Company has 533,333 warrants outstanding at an exercise price of $3.75 with a remaining term of no longer than 1 year.

Stock Option Plan

In June 2007, The Board of Directors authorized a stock option plan whereby management could issue of up to 2,000,000 options to purchase shares of the Company's common stock. The stock options may be issued to directors, officers, employees and consultants of the Company. Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant. Options must be exercised within five years of grant date, unless otherwise extended by the Board of Directors or unless grantee ceases to be an officer, director, employee or consultant of the Company. As of August 31, 2007, no stock options were issued under this plan.

NOTE 7 - CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and threatened claims and incurs costs to defend against such legal actions and claims. Company management is not aware of any such outstanding, pending or threatened action, claim or other circumstance that would materially affect the Company's financial position or results of operations.

NOTE 8 - INCOME TAXES

Effective June 1, 2007, the Company adopted FASB Interpretation 48 (FIN 48), "Accounting for Uncertainty in Income Taxes" to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes" on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. The adoption of FIN 48 did not impact the consolidated financial statements for the three months ended August 31, 2007. The Company's federal and state tax returns are potentially open to examinations for fiscal years 2003-2006.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

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

For the three months ended August 31, 2007 and 2006, the minimum royalty fee for the amount of $125,000 was expensed. The accrued payments due and owing to JHL under the License Agreement for the Minimum Royalty Fee and the Continuing Royalty Fee were $735,686 and $631,856 at August 31, 2007 and May 31, 2007, respectively.

NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS No. 159 will not have a material impact on our consolidated financial position or results of operations

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

As a continuation to the Company's private placement offering initiated in December 2006, the Company issued an additional 166,667 restricted common shares and warrants in exchange for $500,000 cash on September 28, 2007. Proceeds were used to pay the September 30, 2007 immune booster license installment payment of $500,000.

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

The Company is also obtaining the worldwide marketing rights to the world's most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights are being acquired from a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. On December 1, 2006, the Company finalized the closing of this exclusive global license and distribution agreement with respect to this natural immune booster product. The Company has not yet begun to market or sell these products, but expects to begin in the second quarter of fiscal 2008. (See Note 4)

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited financial statements and the notes thereto, included in our 10-KSB filed for the year ended May 31, 2007. Our financial statements are prepared in accordance with U.S. GAAP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our audited financial statements and the notes thereto.  The matters discussed in this section, which are not historical or current facts, deal with potential future circumstances and developments.  Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources.  Our actual results could differ materially from the results discussed in the forward-looking statements.

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

To continue operations, the Company must raise additional capital. As stated in Note 6, the Company has sold additional stock in a private placement during the three months ended August 31, 2007.  Additionally, the Company has sold additional stock in September 2007 for proceeds of $500,000.  However, there can be no assurance the Company will be able to obtain additional capital from private placements in the future.

In December 2006, the Company announced a best efforts private placement of $3,000,000 at $1.50 per share. The proceeds of the private placement are to be used for regular corporate needs as well as funding the product launch of our recently acquired rights to the world's most powerful, natural immune booster product. One group of investors has invested funds to date. That group required that all investments be made for an average of $1.00 per share, with a one-year warrant to purchase an additional share at $1.25 per share, these terms have not been restated to reflect the 1 for 3 reverse stock split on August 20, 2007. The Company received the first $600,000 on December 6, 2006, $999,950 on March 31, 2007, $700,000 on July 23, 2007 and $500,000 on September 28,2007.

With the formal completion of the exclusive global license and distribution agreement relative to the natural immune booster product, the Company will accelerate work on the packaging and branding of this new product to make it widely available to North American and European markets with an anticipated launch in the 3rd quarter of fiscal 2008.

Three months Ended August 31, 2007 Compared to Three months Ended August 31, 2006

Total sales for the three months ended August 31, 2007 was $282,504 compared to $255,491 in the same period ended in 2006. Gross profit was $206,148 for the three months ended August 31, 2007 compared to $203,586 for the same period ended in 2006, as further discussed below. The net loss during the three months ended August 31, 2007 was $349,424 compared to a net loss of $280,257 in the same period ended in 2006.

Sales and Gross Margins

Sales for three months ended August 31, 2007 increased slightly to $282,504 compared to $255,491 in the same period ended in 2006. Management is confident that improved computer system tracking and reporting, a replicated website and significant new product offerings in fiscal 2008 will result in an increase in sales volumes.

Gross profit in the three months ended August 31, 2007 increased slightly to $206,148 compared to $203,586 in the same period ended in 2006. Gross profit as a percentage of revenue decreased to 73% in the three months ended August 31, 2007 compared to 80% in the same period ended in 2006 as a result of increased material, packaging and freight costs in the current period.

Royalty Expense-Related Party

The minimum royalty expense-related party accrued to Jurak Holdings Limited (related party) remained consistent for both periods at $125,000.

Distribution, Selling and Administrative Expenses

Total distribution, selling and administrative expenses for the three months ended August 31, 2007 were $399,914 compared with $358,843 for the same period ended in 2006. The increase is primarily related to increases in expenses and consulting fees associated with the development and promotion of the Company's new product offerings expected to be available late 2007. Other selling and administrative expenses were consistent with the prior period.

Interest expense for the three months ended August 31, 2007 was $30,658 compared with $0 for the same period in the prior year. Current year interest costs relate primarily to the imputed interest on the installment payable-immune booster license.

Liquidity and Capital Resources

Three Month Period Ended August 31, 2007

We have historically had more expenses and cost of sales than revenue in each year of our operations. The accumulated deficit as of August 31, 2007 was $6,360,658 compared to $6,011,234 as of May 31, 2007. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and sales revenue. In connection with our business plan, management anticipates that there may be additional increases in operating expenses and capital expenditures relating to the new immune booster products. We intend to finance these expenses with further issuances of our securities and revenues from operations. Therefore, we expect we may need to raise additional capital and increase our revenues to meet long-term operating requirements.

We currently have a $3,000,000 private placement offering in process. These funds will be used to make the required payments for our new license agreement and to launch and market our natural immune booster products.

At August 31, 2007, the Company had $131,815 of unrestricted cash compared to $197,338 of unrestricted cash at May 31, 2007. The Company had current assets of $270,821 and current liabilities of $1,991,569 at August 31, 2007 compared to current assets of $282,824 and current liabilities of $2,377,809 at May 31, 2007.

Net cash used in operating activities was $278,257 during the three months ended August 31, 2007 compared to net cash used in operating activities of $183,238 in the same period ended in 2006. The increase was due primarily to the increased operating loss for the three months ended August 31, 2007 compared to the operating loss for the three months ended August 31, 2006 after adjusting for the net increase in trade payables and accrued expenses.

Net cash used in investing activities was $0 in the first three months ended August 31, 2007 compared to $17,372 in the same period ended in 2006. The change was caused primarily by the initial costs associated with the purchase of the other asset-immune booster license in 2006.

Net cash provided by financing activities was $212,734 in the first three months ended August 31, 2007 compared to net cash provided by financing activities in the same period in 2006 of $156,691. Proceeds from the issuance of common stock were $700,000 in the first three months ended August 31, 2007 compared to $200,000 in the same period of 2006. In December, 2006 the Company announced a best efforts private placement of $3,000,000 U.S. at $1.50 per share. The placement was subsequently cancelled, and a new offering was immediately introduced for $3,000,000 U.S. at $1.00 per unit. Each unit consists of one share of common stock and one-year warrant to purchase one share of common stock at $1.25. These terms do not reflect the 1 for 3 reverse stock split on August 20, 2007.The proceeds of the private placement are to be used for regular corporate needs as well as funding the product launch of our recently acquired rights to the world's most powerful as stated by the scientific research team that developed the natural immune booster product. The Company received the first $600,000 on December 6, 2006, $999,950 on March 31, 2007, $700,000 on July 23, 2007 and $500,000 on September 28, 2007.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our fiscal 2007 Form 10-KSB in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended August 31, 2007. These policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition and fixed asset and intangible asset impairment recognition. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management on an ongoing basis reviews these estimates and judgments.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS No. 159 will not have a material impact on our consolidated financial position or results of operations.

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

Item 3. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

The Company's management, Anthony Carl Jurak, our Chief Executive Officer and acting Chief Accounting Officer, conducted an evaluation of the effectiveness of the Company'ss disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of August 31, 2007 (the "Disclosure Controls Evaluation"). Based on that evaluation, the Company's chief executive officer and chief accounting officer, President and Vice President of Operations/Assistant Secretary concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act are accumulated and communicated to management, including the chief executive officer and chief accounting officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended August 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b)    Changes in Internal Controls Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the quarter ended covered by this report that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended August 31, 2007 the Company sold 233,333 shares of unregistered common stock at $3.00 under a private placement, for a total proceeds of $700,000 to the Company. Relative to the 233,333 units, each unit consists of one share of common stock and one warrant to purchase a share of common stock at $3.75. No underwriters were used for the sale of common stock. The shares of stock were sold pursuant to an exemption from registration under Rule 506 of Regulation D.

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

Lifequest World Corporation.

By                     /s/ Anthony Jurak

Anthony Jurak

Date: October 19, 2007                                                                                        Chairman of the Board, Director

Acting Chief Accounting Officer