Form 10QSB/A
period 2007-08-31
LIFEQUEST WORLD CORP
filed 2008-01-22
CIK 1060888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

AMENDMENT NO. 1

Form 10-QSB/A

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

(Zip Code)

(702) 914-9688

Registrant’s telephone number, including area code

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  [x]      NO  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    YES  [  ]  NO  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding at October 12, 2007

Common Stock, no par value

38,145,499

PURPOSE OF AMENDMENT NO. 1

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2007, which amends the Company’s Form 10-QSB originally filed on October 22, 2007, is being filed to correct the per share price and number of common stock shares sold issued during and subsequent to the quarter ended August 31, 2007. The Company initially reported a $700,000 stock sale in July 2007 at $3.00 per unit which includes one common share plus a warrant to purchase another share at $3.75, but the price should have been $0.50 per share with no warrants. The financial statements, notes to the financial statements and MD & A have been adjusted to reflect this amendment.

LIFEQUEST WORLD CORPORATION

(formerly PHYTOLABS, INC. AND JURAK CORPORATION WORLD WIDE, INC.)

INDEX

Page No.

Part I.  Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

3

Condensed Statements of Operations

4

Condensed Statements of Cash Flows

5

Selected Notes to Condensed Financial Statements

6

Item 2.  Management’s Discussion and Analysis of

Financial Condition and Results of Operations

11

Item 3.  Controls and Procedures

15

Part II.  Other Information

Item 1.  Legal Proceedings

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 5.  Other Information

16

Item 6.  Exhibits

17

SIGNATURES

17

LIFEQUEST WORLD CORPORATION
(formerly PHYTOLABS, INC. and JURAK CORPORATION WORLD WIDE, INC.)
CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements
	August 31	May 31
Assets:	2007	2007
	(unaudited)	(audited)
	____________	____________
Current assets:
Cash and cash equivalents	$ 131,815	$ 197,338
Accounts receivable	32,330	7,622
Inventories, net	91,301	64,010
Prepaid expenses and advances	15,375	13,854
	____________	____________
Total current assets	270,821	282,824
	____________	____________

Office furnishings and equipment, net	2,909	5,152
	____________	____________
Other assets:
Deposits	16,859	38,598
Other asset - immune booster license	2,390,721	2,390,721
	____________	____________
Total other assets	2,407,580	2,429,319
	____________	____________

Total Assets	$ 2,681,310	$ 2,717,295
	____________	____________
	____________	____________

Liabilities and Stockholders' Equity :

Current liabilities:
Current portion of capital lease obligation	$ 1,025	$ 932
Accounts payable	97,758	97,424
Accounts payable-related party	71,697	54,826
Installment payable-immune booster license	919,415	1,384,513
Accrued interest - installment payable	15,323	23,075
Accrued compensation and benefits	146,231	158,809
Accrued royalties-related party	735,686	631,856
Payable to stockholder/officers	4,434	26,374
	____________	____________
Total current liabilities	1,991,569	2,377,809

Capital lease obligations, net of current portion	-	321
	____________	____________

Total liabilities	1,991,569	2,378,130
	____________	____________
Stockholders' equity :
Common stock, par value .001 per share, 150,000,000 shares
authorized, 35,645,499 and 34,245,500 shares issued and
outstanding at August 31, 2007 and May 31, 2007, respectively	35,645	34,245
Additional paid-in capital	7,014,754	6,316,154
Accumulated deficit	(6,360,658)	(6,011,234)
	____________	____________
Total stockholders' equity	689,741	339,165

	____________	____________

Total Liabilities and Stockholders' Equity	$ 2,681,310	$ 2,717,295
	____________	____________
	____________	____________

See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION
(formerly PHYTOLABS, INC. and JURAK CORPORATION WORLD WIDE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

Three months ended August 31
	2007	2006

Sales	$282,504	$255,491

Cost of sales	76,356	51,905

Gross profit	206,148	203,586

Royalty expense-related party	125,000	125,000

Distribution, selling and administration expenses	399,914	358,843

Loss from operations	(318,766)	(280,257)

Other income and (expenses)
Interest expense	(30,658)	-
Total other income and (expense), net	(30,658)	-

Net loss before income taxes	(349,424)	(280,257)

Income tax expense	-	-

Net loss	$(349,424)	$(280,257)

Basic and diluted loss per common share (a)	$(0.01)	$(0.01)

Weighted average outstanding common shares-	34,412,985	32,964,220
basic and diluted (a)

(a) Reflects the 1 for 3 reverse stock split effective August 20, 2007

See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION
(formerly PHYTOLABS, INC. and JURAK CORPORATION WORLD WIDE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three months ended August 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (349,424)	$ (280,257)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	2,243	3,023
Changes in operating assets and liabilities:
Accounts receivable	(24,708)	-
Inventories	(27,291)	(16,955)
Prepaid expenses and advances	(1,521)	2,773
Deposits	21,739	8,619
Accounts payable	17,205	12,129
Accrued expenses	83,500	87,430
	____________	____________
Net cash used in operating activities	(278,257)	(183,238)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	(81)
Purchase of equipment	-	(2,237)
Investment in other asset - immune booster license	-	(15,054)
	____________	____________
Net cash used in investing activities	-	(17,372)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	700,000	200,000
Payments on installment payable-immune booster license	(465,098)	-
Payments on capital lease obligations	(228)	(1,792)
Advances from (repayment to) stockholder/officer	(21,940)	(41,517)
	____________	____________
Net cash provided by financing activities	212,734	156,691
	____________	____________

NET DECREASE IN CASH AND CASH EQUIVALENTS	(65,523)	(43,919)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197,338	44,073
	____________	____________

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 131,815	$ 154
	____________	____________
	____________	____________

See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION

(formerly PHYTOLABS, INC. AND JURAK CORPORATION WORLD WIDE, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Company Name Change and Nature of Business

Effective August 20, 2007, the Company changed its name to Lifequest World Corporation (formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.) to better reflect the business the company is involved in -- that of products designed to positively affect the lives of people worldwide. The shares of the Company trade on the Over the Counter Bulletin Board under the symbol, “LQWC.” We are a product-focused company specializing in the herbal supplement industry and market.

Lifequest World Corporation (formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.) was incorporated under the laws of the State of Minnesota on November 1, 1997. In this Quarterly Report, the terms “Company”, “us”, “we”, “our” and “its” are used as references to Phytolabs Inc. We develop and distribute dietary herbal supplement products. Our “JC Tonic, The Youth Solution” first developed in the 1920’s and 1930’s and introduced to the marketplace in 1943 by Mr. Carl Jurak, the father of the founder of our company. Our dietary herbal supplement products are distributed through a network marketing system using independent distributors that we refer to as “Ambassadors of Health” (distributors).

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2007 audited financial statements and form 10-KSB.  The results of operations for the three-month period ended August 31, 2007 are not necessarily indicative of the operating results for the entire year.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period.  The estimates and assumptions used in the accompanying condensed financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the time of the financial statements.  Actual results could differ from those estimates.

NOTE 2 – COMPANY’S CONTINUED EXISTENCE

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the

Company as a going concern.  However, the Company has sustained substantial losses and has a significant working capital deficit.  The Company intends to generate positive cash flows from operations through increased sales utilizing the network of distributors in place and from financing activities by issuing additional stock, and obtaining necessary capital through additional advances from the Company’s principal stockholder or through private placements.

To continue operations, the Company must raise additional capital.  In December 2006, the Company announced a best efforts private placement of $3,000,000 at $1.50 per share. This placement was subsequently cancelled, and a new offering was immediately introduced for $3,000,000 U.S. at $1.00 per unit. They issued several rounds at $1.00 (see 10-KSB).This placement was subsequently cancelled. The Company made a single placement in July 2007 at $0.50 per share. Subsequent to the July 2007 placement, a new offering was introduced for $2,500,000 at $0.20 per share. The proceeds of the private placements are to be used for regular corporate needs as well as funding the product launch of our recently acquired rights to the world's most powerful immune booster, as stated by the scientific research team that developed the natural immune booster product.

The Company received the first $600,000 on December 6, 2006 and $999,950 on March 31, 2007 at a price of $1.00 per share. These placements were received prior to the July 2007 1 for 3 stock split and included one-year warrants to purchase an additional share at $1.25 pre-split pricing per share. Subsequent to the stock split, during the most recent private placements, the Company received $700,000 at $0.50 per share on July 23, 2007, and $500,000 on September 28, 2007 at $0.20 per share. There were no warrants issued with the private placements issued subsequent to the stock split. There can be no assurance the Company will be able to obtain additional capital from private placements in the future.  The Company has no other committed sources or arrangements for additional financing.

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

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

          August 31

               May 31

2007

2007

Finished goods and supplies

$

68,276

$

56,050

Raw materials

24,525

26,571

Allowance for obsolescence

(1,500)

(18,611)

Total

$

91,301

$

64,010

NOTE 4 –OTHER ASSET- IMMUNE BOOSTER LICENSE

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

NOTE 5 –DISTRIBUTOR STOCK BONUS PLAN

Prior to June 1, 2007, The Company offered to its distributors a plan whereby the distributors could earn a stock bonus based on sales and “bonus points.” Distributors earned certificates redeemable for one share of the Company’s common stock three years after the certificate has been earned. The number of certificates outstanding at August 31, 2007 and May 31, 2007 were 103,952. The liability for the bonus points of $111,695  at August 31, 2007 and May 31, 2007  is included in accrued compensation and benefits.  These amounts are redeemable into common stock at a fair market value on the date that they are fully earned and redeemed.   During the quarter ended August 31, 2007 and year ended May 31, 2007, no shares were issued to various distributors under this plan. Effective June 1, 2007 this plan was discontinued, however the liability will remain for a period of 3 years relating to the 103,952 shares which were earned but not yet issued. As the shares vest over the three year period of time, the stock certificates will be issued and will correspondingly reduce this liability.

NOTE 6 –STOCKHOLDERS’ EQUITY

On July 27, 2007, the Board of Directors approved a reverse split of its common stock on a basis of 1 new share for each 3 old shares. Shareholders of record as of the effective date of August 20, 2007 have received 1 new share for three old shares outstanding. All per share information and EPS calculations including prior periods reflects the effect of this reverse stock split.

Prior to the stock split in July 2007, the Company had issued 1,600,000 shares of stock (prior to adjusting for stock split) for $1,599,950 in proceeds, net of transaction costs. The placement consisted of selling units which included one share of common stock and a warrant (one year term) to purchase one share of our common stock at an exercise price of $1.25 for a unit price of $1.00.

After the stock split in July 2007, there was a single placement made at $0.50 per share. We sold 1,400,000 shares for $700,000 in July 2007. Subsequently, we authorized a private placement of up to 12,000,000 shares of our common stock. These shares will be sold at $0.20 per share. We sold 2,500,000 shares fo $500,000 in September 2007. These placements will have no warrants issued.

We have sold 1,933,333 shares (split adjusted) for $2,299,950, net of transaction costs, through August 31, 2007 under these placements. The Company has yet to formally issue 1,400,000 shares from these placements and expects to have these issued by third quarter ended February 28, 2008.

Stock Warrants

As of August 31, 2007 the Company has 533,333 warrants outstanding at an exercise price of $3.75 with a remaining term of no longer than 1 year.

Stock Option Plan

In June 2007, The Board of Directors authorized a stock option plan whereby management could issue of up to 2,000,000 options to purchase shares of the Company’s common stock. The stock options may be issued to directors, officers, employees and consultants of the Company. Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant. Options must be exercised within five years of grant date, unless otherwise extended by the Board of Directors or unless grantee ceases to be an officer, director, employee or consultant of the Company. As of August 31, 2007, no stock options were issued under this plan.

NOTE 7 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and threatened claims and incurs costs to defend against such legal actions and claims.  Company management is not aware of any such outstanding, pending or threatened action, claim or other circumstance that would materially affect the Company’s financial position or results of operations.

NOTE 8 - INCOME TAXES

Effective June 1, 2007, the Company adopted FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. The adoption of FIN 48 did not impact the consolidated financial statements for the three months ended August 31, 2007. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2003-2006.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

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

NOTE 10 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS No. 159 will not have a material impact on our consolidated financial position or results of operations

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Company sold 2,500,000 restricted common shares for $500,000 in cash on September 28, 2007 for $0.20 per share. Proceeds were used to pay the September 30, 2007 immune booster license installment payment of $500,000.

Item 2.

Management’s Discussion and Analysis of Financial

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial losses and its liabilities exceed its assets.  The Company intends to generate positive cash flows from operations through increased sales utilizing the network of distributors in place with existing products and the new natural immune booster products, issuing additional stock, and obtaining necessary capital through additional advances from the Company’s principal stockholder or through private placements.

To continue operations, the Company must raise additional capital.  In December 2006, the Company announced a best efforts private placement of $3,000,000 at $1.50 per share. This placement was subsequently cancelled, and a new offering was immediately introduced for $3,000,000 U.S. at $1.00 per unit. They issued several rounds at $1.00 (see 10-KSB).This placement was subsequently cancelled. The Company made a single placement in July 2007 at $0.50 per share. Subsequent to the July 2007 placement, a new offering was introduced for $2,500,000 at $0.20 per share. The proceeds of the private placements are to be used for regular corporate needs as well as funding the product launch of our recently acquired rights to the world's most powerful immune booster, as stated by the scientific research team that developed the natural immune booster product.

The Company received the first $600,000 on December 6, 2006 and $999,950 on March 31, 2007 at a price of $1.00 per share. These placements were received prior to the July 2007 1 for 3 stock split and included one-year warrants to purchase an additional share at $1.25 pre-split pricing per share. Subsequent to the stock split, during the most recent private placements, the Company received $700,000 at $0.50 per share on July 23, 2007, and $500,000 on September 28, 2007 at $0.20 per share. There were no warrants issued with the private placements issued subsequent to the stock split. There can be no assurance the Company will be able to obtain additional capital from private placements in the future.  The Company has no other committed sources or arrangements for additional financing.

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

Distribution, Selling and Administrative Expenses

Total distribution, selling and administrative expenses for the three months ended August 31, 2007 were $399,914 compared with $358,843 for the same period ended in 2006. The increase is primarily related to increases in expenses and consulting fees associated with the development and promotion of the Company’s new product offerings expected to be available late 2007.  Other selling and administrative expenses were consistent with the prior period.

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

We currently have a $2,500,000 private placement offering in process which was initiated in September 2007. These funds will be used to make the required payments for our new license agreement and to launch and market our natural immune booster products.

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

Net cash provided by financing activities was $212,734 in the first three months ended August 31, 2007 compared to net cash provided by financing activities in the same period in 2006 of $156,691.  Proceeds from the issuance of common stock were $700,000 in the first three months ended August 31, 2007 compared to $200,000 in the same period of 2006. In December, 2006 the Company announced a best efforts private placement of $3,000,000 U.S. at $1.50 per share. The placement was subsequently cancelled, and a new offering was immediately introduced for $3,000,000 U.S. at $1.00 per unit.  Each unit consists of one share of common stock and one-year warrant to purchase one share of common stock at $1.25.  These terms do not reflect the 1 for 3 reverse stock split on August 20, 2007. After the stock split, the Company issued a single placement of $700,000 at $0.50 per share. Subsequently, we authorized a private placement of $2,500,000 at $0.20 per share. The proceeds of these private placements are to be used for regular corporate needs as well as funding the product launch of our recently acquired rights to the world's most powerful as stated by the scientific research team that developed the natural immune booster product. The Company received the first $600,000 on December 6, 2006, $999,950 on March 31, 2007, $700,000 on July 23, 2007 and $500,000 on September 28, 2007..

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgements underlying them, are discussed in our fiscal 2007 Form 10-KSB in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies during the three months ended August 31, 2007.  These policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition and fixed asset and intangible asset impairment recognition. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  Management on an ongoing basis reviews these estimates and judgements.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS No. 159 will not have a material impact on our consolidated financial position or results of operations

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.

Item 3.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

The Company’s management, Anthony Carl Jurak, our Chief Executive Officer and acting Chief Accounting Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of August 31, 2007 (the “Disclosure Controls Evaluation”).  Based on that evaluation, the Company’s chief executive officer and chief accounting officer, President and Vice President of Operations/Assistant Secretary concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission’s rules and forms and (ii)  information required to be disclosed in the reports the Company files or submits under Exchange Act are accumulated and communicated to management, including the chief executive officer and chief accounting officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended August 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

(b)

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the quarter ended covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended August 31, 2007, the Company sold 1,400,000 shares of unregistered common stock at $0.50 under a private placement post split, for total proceeds of $700,000 to the Company. No underwriters were used for the sale of common stock.  The shares of stock were sold pursuant to an exemption from registration under Rule 506 of Regulation D.

Item 5    Other Information

No items occurred during the period of this report which would have been required to be reported in a Form 8-K which have not been reported.

There have been on material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6   Exhibits

The following exhibits are included herein:

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.

Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

Signatures

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereto, duly authorized.

                                                                         Lifequest World Corporation.

 By

/s/ Anthony Jurak

Anthony Jurak

Date:  January 22, 2007

Chairman of the Board, Director

Acting Chief Accounting Officer