Form 10QSB
period 2007-11-30
LIFEQUEST WORLD CORP
filed 2008-01-22
CIK 1060888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

November 30, 2007

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

Outstanding at January 7, 2008

Common Stock, no par value

41,728,830

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

11

Item 3.  Controls and Procedures

16

Part II.  Other Information

Item 1.  Legal Proceedings

17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 5.  Other Information

17

Item 6.  Exhibits

17

LIFEQUEST WORLD CORPORATION
(formerly PHYTOLABS, INC. and JURAK CORPORATION WORLD WIDE, INC.)
CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements
	November 30	May 31
Assets:	2007	2007
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$ -	$ 197,338
Accounts receivable	43,528	7,622
Inventories, net	169,351	64,010
Prepaid expenses and advances	9,609	13,854
	____________	____________
Total current assets	222,488	282,824
	____________	____________

Office furnishings and equipment, net	1,867	5,152
	____________	____________
Other assets:
Deposits	20,046	38,598
Other asset - immune booster license	2,390,721	2,390,721
	____________	____________
Total other assets	2,410,767	2,429,319
	____________	____________

Total Assets	$ 2,635,122	$ 2,717,295
	____________	____________
	____________	____________

Liabilities and Stockholders' Equity :

Current liabilities:
Current portion of capital lease obligation	$ 793	$ 932
Accounts payable	190,633	97,424
Accounts payable-related party	82,538	54,826
Installment payable-immune booster license	-	1,384,513
Accrued interest - installment payable	-	23,075
Accrued compensation and benefits	145,262	158,809
Accrued royalties-related party	794,139	631,856
Payable to stockholder/officers	2,861	26,374
	____________	____________
Total current liabilities	1,216,226	2,377,809

Capital lease obligations, net of current portion	-	321
	____________	____________

Total liabilities	1,216,226	2,378,130
	____________	____________
Stockholders' equity :
Common stock, par value .001 per share, 150,000,000 shares
authorized, 40,478,830 and 34,245,500 shares issued and
outstanding at November 30, 2007 and May 31, 2007, respectively	40,479	34,245
Additional paid-in capital	8,009,885	6,316,154
Accumulated deficit	(6,631,468)	(6,011,234)
	____________	____________
Total stockholders' equity	1,418,896	339,165
	____________	____________

Total Liabilities and Stockholders' Equity	$ 2,635,122	$ 2,717,295
	____________	____________
	____________	____________

See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION
(formerly PHYTOLABS, INC. and JURAK CORPORATION WORLD WIDE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended November 30			Six months ended November 30
	2007	2006		2007	2006

Sales	$274,989	$301,095		$557,493	$556,586

Cost of sales	56,036	85,504		132,392	137,409

Gross profit	218,953	215,591		425,101	419,177

Royalty expense-related party	125,000	125,000		250,000	250,000

Distribution, selling and administration expenses	345,198	334,364		745,112	693,207

Loss from operations	(251,245)	(243,773)		(570,011)	(524,030)

Other income and (expenses)
Interest expense	(19,565)	-		(50,223)	-
Total other income and (expense), net	(19,565)	-		(50,223)	-

Net loss before income taxes	(270,810)	(243,773)		(620,234)	(524,030)

Income tax expense	-	-		-	-

Net loss	$(270,810)	$(243,773)		$(620,234)	$(524,030)

Basic and diluted loss per common share	$(0.01)	$(0.01)	(a)	$(0.02)	$(0.02)	(a)

Weighted average outstanding common shares-	36,183,011	33,543,930	(a)	35,548,266	33,254,075	(a)
basic and diluted

(a) Reflects the 1 for 3 stock split effective August 20, 2007

See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION
(formerly PHYTOLABS, INC. and JURAK CORPORATION WORLD WIDE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six months ended November 30
	___________________________
	2007	2006
	____________	____________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (620,234)	$ (524,030)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	3,285	5,999
Changes in operating assets and liabilities:
Accounts receivable	(35,906)	-
Inventories	(105,341)	2,200
Prepaid expenses and advances	4,245	2,617
Deposits	18,552	1,167
Accounts payable	120,921	104,421
Accrued expenses	125,661	198,424
	____________	____________
Net cash used in operating activities	(488,817)	(209,202)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	19,005
Investment in other asset - immune booster license	-	(15,054)
	____________	____________
Net cash provided by investing activities	-	3,951
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	1,699,965	200,000
Payments on installment payable-immune booster license	(1,384,513)	-
Payments on capital lease obligations	(460)	(3,390)
Advances from (repayment to) stockholder/officer	(23,513)	(30,245)
	____________	____________
Net cash provided by financing activities	291,479	166,365
	____________	____________

NET DECREASE IN CASH AND CASH EQUIVALENTS	(197,338)	(38,886)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197,338	44,073
	____________	____________

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ 5,187
	____________	____________
	____________	____________

See accompanying notes to consolidated financial statements.

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

Lifequest World Corporation (formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.) was incorporated under the laws of the State of Minnesota on November 1, 1997. In this Quarterly Report, the terms “Company”, “us”, “we”, “our” and “its” are used as references to Lifequest World Corporation. We develop and distribute dietary herbal supplement products. Our “JC Tonic, The Youth Solution” first developed in the 1920’s and 1930’s and introduced to the marketplace in 1943 by Mr. Carl Jurak, the father of the founder of our Company. Our dietary herbal supplement products are distributed through a network marketing system using independent distributors that we refer to as “Ambassadors of Health” (distributors).

The consolidated balance sheets as of November 30, 2007 and the related consolidated statements of operations for the three and six months ended November 30, 2007 and 2006 and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2007 and 2006 and for the six months then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2007 audited financial statements and form 10-KSB.  The results of operations for the period ended November 30, 2007 are not necessarily indicative of the operating results for the entire year.

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

To continue operations, the Company must raise additional capital.  In December 2006, the Company announced a best efforts private placement of $3,000,000 at $1.50 per share. This placement was subsequently cancelled, and a new offering was immediately introduced for $3,000,000 U.S. at $1.00 per unit. The Company issued several rounds at $1.00 (See 10-KSB). This placement was subsequently cancelled. The Company made a single placement in July 2007 at $0.50 per share. Subsequent to the July 2007 placement, a new offering was introduced for $2,500,000 at $0.20 per share. The proceeds of the private placements are to be used for regular corporate needs as well as funding the product launch of our recently acquired rights to the world's most powerful immune booster, as stated by the scientific research team that developed the natural immune booster product.

The Company received the first $600,000 on December 6, 2006 and $999,950 on March 31, 2007. These placements were received prior to the July 2007 1 for 3 stock split and included one-year warrants to purchase an additional share at $1.25 pre-split pricing per share. Subsequent to the stock split and issued during the most recent private placements, the Company received $700,000 at $0.50 per share on July 23, 2007, and $500,000 on September 28, 2007, $499,965 on November 29, 2007, and $250,000  on December 3, 2007 at $0.20 per share. There were no warrants issued with the private placements issued subsequent to the stock split. There can be no assurance the Company will be able to obtain additional capital from private placements in the future.  The Company has no other committed sources or arrangements for additional financing.

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

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

     November 30

               May 31

2007

2007

Finished goods and supplies

$

48,326

$

56,050

Raw materials

122,525

26,571

Allowance for obsolescence

(1,500)

(18,611)

Total

$

169,351

$

64,010

NOTE 4 –OTHER ASSET- IMMUNE BOOSTER LICENSE

From December 6, 2006 through November 30, 2007, the Company has made payments of $2,517,531 for licensing fees associated with an exclusive license and distribution agreement to acquire the worldwide marketing rights to the world's most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights are being acquired from Nordic Immotech Trading APS (“Nordic Immotech”), a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. On December 1, 2006, the Company, through its wholly owned subsidiary, Phytolab Solutions, Inc. finalized the closing of this exclusive global license and distribution agreement with respect to this natural immune booster product. Phytolab Solutions, Inc. has not yet begun to market or sell these products. As part of the closing for this agreement, the Company paid $2,500,000 per the terms of the installment agreement. As of November 30, 2007, there are no remaining installments due under the agreement.

The Company has imputed interest on these installments at a rate of 10%. The discounted value of the licensed asset totals $2,373,190.  Additional costs for legal were also incurred which totaled $17,531.   Since the sales and marketing of this new immune booster product has not been initiated, no amortization of the licensed asset has been made for the six months ended November 30, 2007.  The Company is in the final stages of completing the packaging and marketing materials for this new product.

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

NOTE 5 –DISTRIBUTOR STOCK BONUS PLAN

Prior to June 1, 2007, The Company offered to its distributors a plan whereby the distributors could earn a stock bonus based on sales and “bonus points.” Distributors earned certificates redeemable for one share of the Company’s common stock three years after the certificate has been earned. The number of certificates outstanding at November 30, 2007 and May 31, 2007 were 103,952. The liability for the bonus points of $111,695 at November 30, 2007 and May 31, 2007 is included in accrued compensation and benefits.  These amounts are redeemable into common stock at a fair market value on the date that they are fully earned and redeemed.   During the six month period ended November 30, 2007 and year ended May 31, 2007; no shares were issued to various distributors under this plan. Effective June 1, 2007 this plan was discontinued, however the liability or a portion there of will remain for a period of 3 years relating to the 103,952 shares which were earned but not yet vested and issued. As the shares vest over the three year period of time, the stock certificates will be issued and will correspondingly reduce this liability.

NOTE 6 –STOCKHOLDERS’ EQUITY

In July of 2007, the Board of Directors approved a split of its common stock on a basis of 1 new share for each 3 old shares. Shareholders of record as of the effective date of August 20, 2007 have received 1 new share for three old shares outstanding. All per share information and EPS calculations, including prior periods, reflect the effect of this stock split.

Prior to the stock split in July of 2007, the Company had issued 1,600,000 shares of stock (prior to adjusting for stock split) for $1,599,950 in proceeds, net of transaction costs. The placement consisted of selling units which included one share of common stock and a warrant (one year term) to purchase one share of our common stock at an exercise price of $1.25 for a unit price of $1.00.

After the stock split in July of 2007, there was a single placement made at $0.50 per share. Subsequently, we authorized a private placement of up to 12,000,000 shares of our common stock. These shares will be sold at $0.20 per share. This placement will have no warrants issued. We have sold 6,400,000 shares (split adjusted) for $1,699,965, net of transaction costs, through November 30, 2007 under these placements. Subsequent to November 30, 2007, the Company issued an additional 1,250,000 shares for $250,000. The Company has yet to formally issue 5,150,000 shares from these placements and expects to have these issued by third quarter ended February 28, 2008.

During the three month period ended November 30, 2007, two employees have elected to cancel 166,670 shares of restricted common stock that they received in April of 2007 during the period ended November 30, 2007 which they received compensation in lieu of cash. The employees forfeited the shares due to personal tax ramifications and the Company does not intend to replace this form of compensation with any other compensation vehicle.

Stock Warrants

As of November 30, 2007, the Company has 533,333 warrants outstanding at an exercise price of $3.75 with a remaining term of no longer than 1 year.

Stock Option Plan

In June 2007, The Board of Directors authorized a stock option plan whereby management could issue of up to 2,000,000 options to purchase shares of the Company’s common stock. The stock options may be issued to directors, officers, employees and consultants of the Company. Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant. Options must be exercised within five years of grant date, unless otherwise extended by the Board of Directors or unless grantee ceases to be an officer, director, employee or consultant of the Company. As of November 30, 2007, no stock options were issued under this plan.

NOTE 7 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and threatened claims and incurs costs to defend against such legal actions and claims.  Company management is not aware of any such outstanding, pending or threatened action, claim or other circumstance that would materially affect the Company’s financial position or results of operations.

NOTE 8 - INCOME TAXES

Effective June 1, 2007, the Company adopted FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. The adoption of FIN 48 did not impact the consolidated financial statements for the six months ended November 30, 2007. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2003-2006.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Intellectual Property License Agreement

In January 1999, we entered into an intellectual property license agreement (the "License Agreement") with Jurak Holdings Limited ("JHL"), a corporation organized under the laws of the Province of Alberta, Canada and an affiliate of our Chief Executive Officer and one of our directors. Pursuant to the terms and provisions of the License Agreement, we are required to pay the greater of $500,000 for fiscal year 2003 and each calendar year thereafter, during the first ten years of the License Agreement (the "Minimum Royalty Fee"), or eight percent of the net sales price of all licensed products sold under the License Agreement (the "Continuing Royalty Fee"). After fiscal 2013, we are required to make payments in the amount of the Continuing Royalty Fee.

For the six months ended November 30, 2007 and 2006, the minimum royalty fee for the amount of $250,000 was expensed. The accrued payments due and owing to JHL under the License Agreement for the Minimum Royalty Fee and the Continuing Royalty Fee were $794,139 and $631,856 at November 30, 2007 and May 31, 2007, respectively.

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

NOTE 11 – SUBSEQUENT EVENTS

On December 3, 2007, the Company received private placement funding of an additional $250,000 for 1,250,000 shares of common stock at $0.20 per share.

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

The Company has also obtained the worldwide marketing rights to the world's most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights have been acquired from a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. On December 1, 2006, the Company finalized the closing of this exclusive global license and distribution agreement with respect to this natural immune booster product and has made the entire required installment payments called for in the agreement as of November 30, 2007. The Company has not yet begun to market or sell these products, but expects to begin in the third quarter of fiscal 2008.

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

Company as a going concern.  However, the Company has sustained substantial losses and its current exceed its current assets.  The Company intends to generate positive cash flows from operations through increased sales utilizing the network of distributors in place with existing products and the new natural immune booster products, issuing additional stock, and obtaining necessary capital through additional advances from the Company’s principal stockholder or through private placements.

To continue operations, the Company must raise additional capital.  As stated in Note 6, the Company has sold additional stock in a private placement during the six months ended November 30, 2007.

However, there can be no assurance the Company will be able to obtain additional capital from private placements in the future. The Company has no other committed sources or arrangements for additional financing.

Prior to the stock split in July of 2007, the Company had issued 1,600,000 shares of stock (prior to adjusting for stock split) for $1,599,950 in proceeds, net of transaction costs. The placement consisted of selling units which included one share of common stock and a warrant (one year term) to purchase one share of our common stock at an exercise price of $1.25 for a unit price of $1.00.

After the stock split in July of 2007, the Company authorized a single placement at $0.50 per share with no warrants. Subsequently, we authorized a private placement of up to 12,000,000 shares of our common stock. These shares will be sold at $0.20 per share. This placement will have no warrants issued. We have sold 6,400,000 shares for $1,699,965, net of transaction costs, through November 30, 2007 under these placements. Subsequent to November 30, 2007, the Company issued an additional 1,250,000 shares for $250,000. The Company has yet to formally issue 5,150,000 shares from these placements and expects to have these issued by third quarter ended February 28, 2008.

With the formal completion of the exclusive global license and distribution agreement relative to the natural immune booster product, the Company has accelerated work on the packaging and branding of this new product to make it widely available to North American market with an anticipated launch in the 3rd quarter of fiscal 2008. The Company has received, during the three months ended November 30, 2007, its first shipment of raw materials for selling in North America.

Three months Ended November 30, 2007 Compared to Three months Ended November 30, 2006

Total sales for the three months ended November 30, 2007 was $274,989 compared to $301,095 in the same period ended in 2006.  Gross profit was $218,953 for the three months ended November 30, 2007 compared to $215,591 for the same period ended in 2006, as further discussed below. The net loss during the three months ended November 30, 2007 was $270,810 compared to a net loss of $243,773 in the same period ended in 2006.

Sales and Gross Margins

Sales for three months ended November 30, 2007 decreased slightly to $274,989 compared to $301,095 in the same period ended in 2006. The 2007 sales amount includes $31,525 of royalty income due from Nordich Immotech for their sales or our natural immune booster product in Europe which is compared to no royalty revenue for the comparable period. Management is confident that the improved computer system tracking and reporting, updated website and significant new offerings from the immune booster product in fiscal 2008 will result in future increases in sales volume.

Gross profit in the three months ended November 30, 2007 increased slightly to $218,953 compared to $215,591 in the same period ended in 2006. Gross profit as a percentage of revenue increased slightly to 80% in the three months ended November 30, 2007 compared to 72% in the same period ended in 2006, due to the royalty income earned in 2007.

Royalty Expense-Related Party

The minimum royalty expense-related party accrued to Jurak Holdings Limited (related party) remained consistent for both periods at $125,000.

Distribution, Selling and Administrative Expenses

Total distribution, selling and administrative expenses for the three months ended November 30, 2007 were $345,198 compared with $334,364 for the same period ended in 2006. The selling and administrative expenses were consistent with the prior period.

Interest expense for the three months ended November 30, 2007 was $19,565 compared with $0 for the same period in the prior year. Current year interest costs relate to the imputed interest on the installment payable-immune booster license.

Six months Ended November 30, 2007 Compared to Six months Ended November 30, 2006

Total sales for the six months ended November 30, 2007 was $557,493 compared to $556,586 in the same period ended in 2006.  The 2007 sales amount includes $59,567 of royalty income due from Nordich Immotech for their sales of our natural immune booster product in Europe which is compared to no royalty revenue for the comparable period. Gross profit was $425,101 for the six months ended November 30, 2007 compared to $419,177 for the same period ended in 2006, as further discussed below. The net loss during the six months ended November 30, 2007 was $620,234 compared to a net loss of $524,030 in the same period ended in 2006.

Sales and Gross Margins

Sales for six months ended November 30, 2007 increased slightly to $557,493 compared to $556,586 in the same period ended in 2006. Management is confident that the improved computer system tracking and reporting, updated website and significant new offerings from the immune booster product in fiscal 2008 will result in future increases in sales volume.

Gross profit in the six months ended November 30, 2007 increased slightly to $425,101 compared to $419,177 in the same period ended in 2006. Gross profit as a percentage of revenue was 76% in the six months ended November 30, 2007 compared to 75% in the same period ended in 2006 partly due to the royalty income earned in 2007.

Royalty Expense-Related Party

The minimum royalty expense-related party accrued to Jurak Holdings Limited (related party) remained consistent for both periods at $250,000.

Distribution, Selling and Administrative Expenses

Total distribution, selling and administrative expenses for the six months ended November 30, 2007 were $745,112 compared with $693,207 for the same period ended in 2006. The selling and administrative expenses were consistent with the prior period.

Interest expense for the six months ended November 30, 2007 was $50,233 compared with $0 for the same period in the prior year. Current year interest costs relate primarily to the imputed interest on the installment payable-immune booster license.

Liquidity and Capital Resources

Six Month Period Ended November 30, 2007

We have historically had more expenses and cost of sales than revenue in each year of our operations. The accumulated deficit as of November 30, 2007 was $6,631,468 compared to $6,011,234 as of May 31, 2007.  Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and sales revenue. In connection with our business plan, management anticipates that there may be additional increases in operating expenses and capital expenditures relating to the new immune booster products. We intend to finance these expenses with further issuances of our securities and revenues from operations. Therefore, we expect we may need to raise additional capital and increase our revenues to meet long-term operating requirements.

We currently have a $2,500,000 private placement offering in process. These funds have been used to make the required payments for our new license agreement and will be used to launch and market our natural immune booster products.

At November 30, 2007, the Company had $0 of unrestricted cash compared to $197,338 of unrestricted cash at May 31, 2007.  The Company had current assets of $222,488 and current liabilities of $1,216,226 at November 30, 2007 compared to current assets of $282,824 and current liabilities of $2,377,809 at May 31, 2007.

Net cash used in operating activities was $488,817 during the six months ended November 30, 2007 compared to net cash used in operating activities of $209,202 in the same period ended in 2006. The increase was due primarily to the increased operating loss for the six months ended November 30, 2007 compared to the operating loss for the six months ended November 30, 2006 after adjusting for the net increase in inventory, trade payables and accrued expenses.

Net cash used in (provided by) investing activities was $0 in the first six months ended November 30, 2007 compared to $(3,951) in the same period ended in 2006.

Net cash provided by financing activities was $291,479 during the six months ended November 30, 2007 compared to net cash provided by financing activities in the same period in 2006 of $166,365.  Proceeds from the issuance of common stock were $1,699,965 in the six months ended November 30, 2007 compared to $200,000 in the same period of 2006.  Payments on the installment note for the immune booster license was $1,384,513 in the six months ended November 30, 2007 compared to $0 in the same period in 2006.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgements underlying them, are discussed in our fiscal 2007 Form 10-KSB in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies during the period ended November 30, 2007.  These policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, income taxes, revenue recognition and fixed asset and intangible asset impairment recognition. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  Management on an ongoing basis reviews these estimates and judgements.

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

Item 3.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

The Company’s management, Anthony Carl Jurak, our Chief Executive Officer and acting Chief Accounting Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of November 30, 2007 (the “Disclosure Controls Evaluation”).  Based on that evaluation, the Company’s chief executive officer and chief accounting officer, concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission’s rules and forms and (ii)  information required to be disclosed in the reports the Company files or submits under Exchange Act are accumulated and communicated to management, including the chief executive officer and chief accounting officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended November 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2   Changes in Securities

During the six month period ended November 30, 2007, the Company authorized a single placement at $0.50 per share with no warrants. Subsequently, we authorized a private placement of up to 12,000,000 shares of our common stock at $0.20 per share. This placement will have no warrants issued. We have sold 6,400,000 shares for $1,699,965, net of transaction costs, through November 30, 2007 under these placements. Subsequent to November 30, 2007, the Company issued an additional 1,250,000 shares for $250,000. The Company has yet to formally issue 5,150,000 shares from these placements and expects to have these issued by third quarter ended February 28, 2008. These shares are unregistered with no underwriter used for the sale of common stock. The shares of stock were sold pursuant to an exemption from registration under Rule 506 of Regulation D.

During the three month period ended November 30, 2007, two employees have elected to cancel 166,670 shares of restricted common stock that they received in April of 2007during the period ended November 30, 2007 which they received compensation in lieu of cash. The employees forfeited the shares due to personal tax ramifications and the Company does not intend to replace this form of compensation with any other vehicle.

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

Date:  January 22, 2008

Chairman of the Board, Director

Acting Chief Accounting Officer