Form 10QSB/A
period 2007-11-30
LIFEQUEST WORLD CORP
filed 2008-04-16
CIK 1060888

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

Class

Outstanding at January 7, 2008

Common Stock, no par value

39,764,544

PURPOSE OF AMENDMENT NO. 1

This amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30. 2007, which amends the Company’s Form 10-QSB filed on January 22, 2008, is being filed to correct the per share price and number of common stock shares issued during and subsequent to the quarter ended November 30, 2007. The Company initially reported a $500,000 stock sale in November 2007 and a $250,000 stock sale in December 2007 at $0.20 per share, but the price should have been $0.42 per share. The financial statements, notes to the financial statements and MD & A have been adjusted to reflect this stock price correction.

LIFEQUEST WORLD CORPORATION

(formerly PHYTOLABS, INC. AND JURAK CORPORATION WORLD WIDE, INC.)

INDEX

Page No.

Part I.  Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

Condensed Statements of Operations

5

Condensed Statements of Cash Flows

6

Selected Notes to Condensed Financial Statements

7

Item 2.  Management’s Discussion and Analysis of

Financial Condition and Results of Operations

13

Item 3.  Controls and Procedures

17

Part II.  Other Information

Item 1.  Legal Proceedings

19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 5.  Other Information

19

Item 6.  Exhibits

19

	Three months ended November 30		Six months ended November 30	
	2007	2006	2007	2006
Sales	$ 274,989	$ 301,095	$ 557,493	$ 556,586
Cost of sales	56,036	85,504	132,392	137,409
Gross profit	218,953	215,591	425,101	419,177
Royalty expense-related party	125,000	125,000	250,000	250,000
Distribution, selling and administration expenses	345,198	334,364	745,112	693,207
Loss from operations	(251,245)	(243,773)	(570,011)	(524,030)
Other income and (expenses)				
Interest expense	(19,565)	-	(50,223)	-
Total other income and (expense), net	(19,565)	-	(50,223)	-
Net loss before income taxes	(270,810)	(243,773)	(620,234)	(524,030)
Income tax expense	-	-	-	-
Net loss	$ (270,810)	$ (243,773)	$ (620,234)	$ (524,030)
Basic and diluted loss per common share	$ (0.01)	$ (0.01) (a)	$ (0.02)	$ (0.02) (a)
Weighted average outstanding common shares-basic and diluted	36,179,414	33,543,930 (a)	35,544,668	33,254,075 (a)

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

To continue operations, the Company must raise additional capital.  In December 2006, the Company announced a best efforts private placement of $3,000,000 at $1.50 per share. This placement was subsequently cancelled, and a new offering was immediately introduced for $3,000,000 U.S. at $1.00 per unit. The Company issued several rounds at $1.00 (See 10-KSB). This placement was subsequently cancelled. The Company made a placement in July 2007 at $0.50 per share. The Company made a placement in September 2007 at $0.20 per share. The Company made placements in November and December 2007 at $0.42 per share. The proceeds of the private placements are to be used for regular corporate needs as well as funding the product launch of our recently acquired rights to the world's most powerful immune booster, as stated by the scientific research team that developed the natural immune booster product.

The Company received the first $600,000 on December 6, 2006 and $999,950 on March 31, 2007. These placements were received prior to the July 2007 1 for 3 stock split and included one-year warrants to purchase an additional share at $1.25 pre-split pricing per share. Subsequent to the stock split and issued during the most recent private placements, the Company received $700,000 at $0.50 per share on July 23, 2007, $500,000 at $0.20 on September 28, 2007, and $499,965 on November 29, 2007 and $250,000  on December 3, 2007 at $0.42 per share. There were no warrants issued with the private placements issued subsequent to the stock split. There can be no assurance the Company will be able to obtain additional capital from private placements in the future.  The Company has no other committed sources or arrangements for additional financing.

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

After the stock split in July of 2007, there was a single placement of 1,400,000 shares at $0.50 per share for $700,000. Subsequently, we authorized a private placement of up to 12,000,000 shares of our common stock. These shares were to be sold on a best efforts basis. This placement will have no warrants issued. We sold 2,500,000 shares at $0.20 per share for $500,000 in September 2007. We sold 1,190,476 shares at $0.42 per share for $499,965, net of transaction costs in November 2007.. Subsequent to November 30, 2007, the Company issued an additional 595,238 shares at $0.42 per share for $250,000. The Company has yet to formally issue 3,185,714 shares from these placements and expects to have these issued by third quarter ended February 29, 2008.

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

NOTE 11 – SUBSEQUENT EVENTS

On December 3, 2007, the Company received private placement funding of an additional $250,000 for 595,238 shares of common stock at $0.42 per share.

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

After the stock split in July of 2007, there was a single placement of 1,400,000 shares at $0.50 per share for $700,000. Subsequently, we authorized a private placement of up to 12,000,000 shares of our common stock. These shares were to be sold on a best efforts basis. This placement will have no warrants issued. We sold 2,500,000 shares at $0.20 per share for $500,000 in September 2007. We sold 1,190,476 shares at $0.42 per share for $499,965, net of transaction costs in November 2007.. Subsequent to November 30, 2007, the Company issued an additional 595,238 shares at $0.42 per share for $250,000. The Company has yet to formally issue 3,185,714 shares from these placements and expects to have these issued by third quarter ended February 29, 2008.

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

(b)

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, during the quarter ended November 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  April 15, 2008

Chief Executive Officer and

Acting Chief Accounting Officer