Form 10QSB
period 2008-02-28
LIFEQUEST WORLD CORP
filed 2008-04-21
CIK 1060888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

February 29, 2008

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

Outstanding at March 31, 2008

Common Stock, no par value

40,478,830

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

17

Item 5.  Other Information

17

Item 6.  Exhibits

17

LIFEQUEST WORLD CORPORATION
(formerly PHYTOLABS, INC. and JURAK CORPORATION WORLD WIDE, INC.)
CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements

	February 29	May 31
Assets:	2008	2007
	(unaudited)	(audited)
	____________	____________
Current assets:
Cash and cash equivalents	$ 214,723	$ 197,338
Accounts receivable	23,844	7,622
Inventories, net	299,480	64,010
Prepaid expenses and advances	4,821	13,854
	____________	____________
Total current assets	542,868	282,824
	____________	____________

Office furnishings and equipment, net	1,717	5,152
	____________	____________
Other assets:
Deposits	16,356	38,598
Other asset - immune booster license, net	2,389,208	2,390,721
	____________	____________
Total other assets	2,405,564	2,429,319
	____________	____________

Total Assets	$ 2,950,149	$ 2,717,295
	____________	____________
	____________	____________

Liabilities and Stockholders' Equity :

Current liabilities:
Current portion of capital lease obligation	$ 559	$ 932
Accounts payable	152,711	97,424
Accounts payable-related party	96,912	54,826
Installment payable-immune booster license	-	1,384,513
Accrued interest - installment payable	-	23,075
Accrued compensation and benefits	146,437	158,809
Accrued royalties-related party	984,167	631,856
Payable to stockholder/officers	10,033	26,374
	____________	____________
Total current liabilities	1,390,819	2,377,809

Capital lease obligations, net of current portion	-	321
	____________	____________

Total liabilities	1,390,819	2,378,130
	____________	____________
Stockholders' equity :
Common stock, par value .001 per share, 150,000,000 shares
authorized, 40,478,830 and 34,245,500 shares issued and
outstanding at February 29, 2008 and May 31, 2007, respectively	40,479	34,245
Additional paid-in capital	8,559,885	6,316,154
Accumulated deficit	(7,041,034)	(6,011,234)
	____________	____________
Total stockholders' equity	1,559,330	339,165

	____________	____________

Total Liabilities and Stockholders' Equity	$ 2,950,149	$ 2,717,295
	____________	____________
	____________	____________
See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION
(formerly PHYTOLABS, INC. and JURAK CORPORATION WORLD WIDE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended February			Nine months ended February
	2008	2007		2008	2007

Sales-product	$223,204	$240,088		$721,130	$796,674
Royalty income-immune booster	20,850	-		80,417	-
Total Revenue	244,054	240,088		801,547	796,674

Cost of sales	24,290	39,829		156,682	177,238

Gross profit	219,764	200,259		644,865	619,436

Royalty expense-related party	125,000	125,000		375,000	375,000

Distribution, selling and
administration expenses	387,357	316,962		1,132,469	1,010,169

Loss from operations	(292,593)	(241,703)		(862,604)	(765,733)

Other income and (expenses)
Interest expense	(116,973)	(45,580)		(167,196)	(45,580)
Total other income and
(expense), net	(116,973)	(45,580)		(167,196)	(45,580)

Net loss before income taxes	(409,566)	(287,283)		(1,029,800)	(811,313)

Income tax expense	-	-		-	-

Net loss	$(409,566)	$(287,283)		$(1,029,800)	$(811,313)

Basic and diluted loss
per common share	$(0.01)	$(0.01)	(a)	$(0.03)	$(0.02)	(a)

Weighted average
outstanding common shares-
basic and diluted (a)	39,755,387	33,730,744	(a)	37,332,888	33,412,965	(a)

(a) Reflects the 1 for 3 stock split effective August 20, 2007

See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION
(formerly PHYTOLABS, INC. and JURAK CORPORATION WORLD WIDE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine months ended February

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,029,800)	$ (811,313)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	4,948	8,560
Changes in operating assets and liabilities:
Accounts receivable	(16,222)	-
Inventories	(235,470)	(5,881)
Prepaid expenses and advances	9,033	4,452
Deposits	22,242	4,055
Accounts payable	97,373	150,841
Accrued expenses	316,864	390,509
	____________	____________
Net cash used in operating activities	(831,032)	(258,777)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	18,976
Investment in other asset - immune booster license	-	(583,909)
Advance to officer/shareholder	-	(44,435)
	____________	____________
Net cash used in investing activities	-	(609,368)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Checks issued in excess of bank balance	-	10,896
Proceeds from issuance of common stock, net of issuance costs	2,249,965	800,000
Payments on installment payable-immune booster license	(1,384,513)	-
Payments on capital lease obligations	(694)	(4,514)
Advances from (repayment to) stockholder/officer	(16,341)	18,415
	____________	____________
Net cash provided by financing activities	848,417	824,797
	____________	____________

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,385	(43,348)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197,338	44,073
	____________	____________

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 214,723	$ 725
	____________	____________
	____________	____________

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

Lifequest World Corporation was incorporated under the laws of the State of Minnesota on November 1, 1997. In this Quarterly Report, the terms “Company”, “us”, “we”, “our” and “its” are used as references to Lifequest World Corporation. We develop and distribute dietary herbal supplement products. Our “JC Tonic, The Youth Solution” first developed in the 1920’s and 1930’s and introduced to the marketplace in 1943 by Mr. Carl Jurak, the father of the founder of our Company. Our dietary herbal supplement products are distributed through a network marketing system using independent distributors that we refer to as “Ambassadors of Health” (distributors).

The consolidated balance sheets as of February 29, 2008 and the related consolidated statements of operations for the three and nine months ended February 29, 2008 and February 28, 2007 and the consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 29, 2008 and February 28, 2007 and for the nine months then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2007 audited financial statements and form 10-KSB.  The results of operations for the period ended February 29, 2008 are not necessarily indicative of the operating results for the entire year.

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

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

        February 29

               May 31

2008

2007

Finished goods and supplies

$

129,201

$

56,050

Raw materials

171,779

26,571

Allowance for obsolescence

(1,500)

(18,611)

Total

$

299,480

$

64,010

NOTE 4 –OTHER ASSET- IMMUNE BOOSTER LICENSE

From December 6, 2006 through November 30, 2007, the Company made payments of $2,517,531 for licensing fees associated with an exclusive license and distribution agreement to acquire the worldwide marketing rights to the world's most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights are being acquired from Nordic Immotech Trading APS (“Nordic Immotech”), a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. On December 1, 2006, the Company, through its wholly owned subsidiary, Phytolab Solutions, Inc. finalized the closing of this exclusive global license and distribution agreement with respect to this natural immune booster product. Phytolab Solutions, Inc. has started to market and sell these products during the three months ended February 29, 2008. As part of the closing for this agreement, the Company paid $2,500,000 per the terms of the installment agreement. As of February 29, 2008, there are no remaining installments due under the agreement.

The Company has imputed interest on these installments at a rate of 10% and recorded the discounted installment payments as an other asset in the Company’s financial statements which totals $2,373,190.  Additional costs for legal were also incurred which totaled $17,531 and were added to this other asset.   The Company is amortizing the licensed asset over the estimated sales volume that is anticipated over the remaining term of the licensed agreement to properly match revenue and expenses. Amortization of $1,513 on the licensed asset has been made for the nine months ended February 29, 2008 and has been included in cost of sales. This estimate will be revised as necessary for each reporting period.

Under this license agreement, the Company has minimum purchase commitments for the calendar years as follows: 2007-1,000 Kilograms (KG), 2008-3,000 Kg, 2009-9,000 Kg, 2010-15,000 Kg, and 2011 and each year thereafter-20,000 Kg. If the Company fails to meet the minimum purchase requirements, Nordic Immotech has the right to terminate their license agreement with three months’ written notice from the expiration of the applicable calendar year. The Company has met the minimum purchase requirements for calendar year 2007.

As part of the license agreement noted above, Nordic Immotech shall pay a royalty of ten percent (10%) of net sales of raw materials sold by Nordic and or affiliates to independent third parties in territories outside of the United States.

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

NOTE 5 –DISTRIBUTOR STOCK BONUS PLAN

Prior to June 1, 2007, The Company offered to its distributors a plan whereby the distributors could earn a stock bonus based on sales and “bonus points.” Distributors earned certificates redeemable for a certain number of shares of the Company’s common stock three years after the certificate has been earned. The number of certificates outstanding at February 29, 2008 and May 31, 2007 were 103,952. The liability for the bonus points of $111,695 at February 29, 2008 and May 31, 2007 is included in accrued compensation and benefits.  These amounts are redeemable into shares of common stock at the shares fair market value on the date that they are fully earned and redeemed.   During the nine month period ended February 29, 2008 and year ended May 31, 2007; no shares were issued to various distributors under this plan. Effective June 1, 2007 this plan was discontinued, however the liability or a portion there of will remain for a period of 3 years relating to the 103,952 shares which were earned but not yet vested and issued. As the shares vest over the three year period of time, the stock certificates will be issued and will correspondingly reduce this liability.

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

After the stock split in July of 2007, there was a single placement of 1,400,000 shares at $0.50 per share for $700,000. Subsequently, we authorized a private placement of up to 12,000,000 shares of our common stock. These shares were to be sold on a best efforts basis. This placement will have no warrants issued. We sold 2,500,000 shares at $0.20 per share for $500,000 in September 2007. We sold in November 2007, 1,190,476 shares for $499,965, net of transaction costs, sold in December 2007, 595,238 shares for $250,000 and sold in February 2008, 714,286 shares for $300,000 at $0.42 per share. Subsequent to February 29, 2008, The Company issued 1,500,000 shares for monies received in connection with these stock sales noted above.

During the nine month period ended February 29, 2008, two employees have elected to cancel 166,670 shares of restricted common stock that they received in April of 2007 in lieu of cash compensation. The employees forfeited the shares due to personal tax ramifications and the Company does not intend to replace this form of compensation.

Stock Warrants

As of February 29, 2008, the Company has 533,333 warrants outstanding at an exercise price of $3.75 with a remaining term of no longer than 1 year.

Stock Option Plan

In June 2007, The Board of Directors authorized a stock option plan whereby management could issue of up to 2,000,000 options to purchase shares of the Company’s common stock. The stock options may be issued to directors, officers, employees and consultants of the Company. Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant. Options must be exercised within five years of grant date, unless otherwise extended by the Board of Directors or unless grantee ceases to be an officer, director, employee or consultant of the Company. As of February 29, 2008, no stock options were issued under this plan.

NOTE 7 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and threatened claims and incurs costs to defend against such legal actions and claims.  Company management is not aware of any such outstanding, pending or threatened action, claim or other circumstance that would materially affect the Company’s financial position or results of operations.

NOTE 8 - INCOME TAXES

Effective June 1, 2007, the Company adopted FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. The adoption of FIN 48 did not impact the consolidated financial statements for the nine months ended February 29, 2008. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2004-2007.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Intellectual Property License Agreement

In January 1999, we entered into an intellectual property license agreement (the "License Agreement") with Jurak Holdings Limited ("JHL"), a corporation organized under the laws of the Province of Alberta, Canada and an affiliate of our Chief Executive Officer and one of our directors. Pursuant to the terms and provisions of the License Agreement, we are required to pay the greater of $500,000 for fiscal year 2003 and each calendar year thereafter, during the first ten years of the License Agreement (the "Minimum Royalty Fee"), or eight percent of the net sales price of all licensed products sold under the License Agreement (the "Continuing Royalty Fee"). After fiscal 2013, we are required to make payments in the amount of the Continuing Royalty Fee. On any amounts past due on this agreement, interest will accrue at prime plus 1%.

For the nine months ended February 29, 2008 and February 28, 2007, the minimum royalty fee for the amount of $375,000 was expensed. The accrued payments due and owing to JHL under the License Agreement for the Minimum Royalty Fee and the Continuing Royalty Fee were $984,167 and $631,856 February 29, 2008 and May 31, 2007, respectively. The amount owed as of February 29, 2008 includes accrued interest of $113,241 which was recorded due to continued delinquent payments.

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

The Company has also obtained the worldwide marketing rights to the world's most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights have been acquired from a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. On December 1, 2006, the Company finalized the closing of this exclusive global license and distribution agreement with respect to this natural immune booster product and has made the entire required installment payments called for in the agreement as of February 29, 2008. The Company has begun to market and sell these products beginning in the third quarter of fiscal 2008.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial losses and its current liabilities exceed its current assets.  The Company intends to generate positive cash flows from operations through increased sales utilizing the network of distributors in place with existing products and the new natural immune booster products, issuing additional stock, and obtaining necessary capital through additional advances from the Company’s principal stockholder or through private placements.

To continue operations, the Company must raise additional capital.  As stated in Note 6, the Company has sold additional stock in a private placement during the nine months ended February 29, 20008.  However, there can be no assurance the Company will be able to obtain additional capital from private placements in the future. The Company has no other committed sources or arrangements for additional financing.

Prior to the stock split in July of 2007, the Company had issued 1,600,000 shares of stock (prior to adjusting for stock split) for $1,599,950 in proceeds, net of transaction costs. The placement consisted of selling units which included one share of common stock and a warrant (one year term) to purchase one share of our common stock at an exercise price of $1.25 for a unit price of $1.00.

After the stock split in July of 2007, there was a single placement of 1,400,000 shares at $0.50 per share for $700,000. Subsequently, we authorized a private placement of up to 12,000,000 shares of our common stock. These shares were to be sold on a best efforts basis. This placement will have no warrants issued. We sold 2,500,000 shares at $0.20 per share for $500,000 in September 2007. We sold in November 2007, 1,190,476 shares for $499,965, net of transaction costs, sold in December 2007, 595,238 shares for $250,000 and sold in February 2008, 714,286 shares for $300,000 at $0.42 per share. Subsequent to February 29, 2008, the Company issued 1,500,000 shares for monies received in connection with these sales noted above.

During the three months ended February 29, 2008, the Company began selling the new immune booster product in the North American market.

Three months Ended February 29, 2008 Compared to Three months Ended February 28, 2007

Total revenue for the three months ended February 29, 2008 was $244,054 compared to $240,088 in the same period ended in 2007.  Gross profit was $219,764 for the three months ended February 29, 2008 compared to $200,259 for the same period ended in 2007, as further discussed below. The net loss during the three months ended February 29, 2008 was $409,566 compared to a net loss of $287,283 in the same period ended in 2007.

Sales and Gross Profit

Product sales for three months ended February 29, 2008 decreased slightly to $223,204 compared to $240,088 in the same period ended in 2007. The Company recorded $24,080 in sales for the immune booster product for the three months ended February 29, 2008 and none for the comparable period. The 2008 revenue amount includes $20,850 of royalty income due from Nordic Immotech for their sales of our natural immune booster product in Europe which is compared to no royalty revenue for the comparable period.

Gross profit in the three months ended February 29, 2008 increased slightly to $219,764 compared to $200,259 in the same period ended in 2007. Gross profit as a percentage of revenue increased slightly to 90% in the three months ended February 29, 2008 compared to 83% in the same period ended in 2007, due to the royalty income earned in 2008 which has no direct costs aside from the immune booster license amortization.

Royalty Expense-Related Party

The minimum royalty expense-related party accrued to Jurak Holdings Limited (related party) remained consistent for both periods at $125,000.

Distribution, Selling and Administrative Expenses

Total distribution, selling and administrative expenses for the three months ended February 29, 2008 were $387,357 compared with $316,962 for the same period ended in 2007. The selling and administrative expenses increased slightly compared to 2007 due to the investment in launching the new immune booster product line in 2008 which included increased consulting and marketing costs.

Interest expense for the three months ended February 29, 2008 was $116,973 compared with $45,580 for the same period in the prior year. Current year interest costs increased over prior year due to increased interest expense on the royalty agreement with a related party for which the Company is in arrears on payments due.

Nine months Ended February 29, 2008 Compared to Nine months Ended February 28, 2007

Total revenue for the nine months ended February 29, 2008 was $801,547 compared to $796,674 in the same period ended in 2007.  The 2008 revenue amount includes $80,417 of royalty income due from Nordic Immotech for their raw material sales of our natural immune booster product in Europe, which is compared to no royalty revenue for the comparable period. Gross profit was $644,865 for the nine months ended February 29, 2008 compared to $619,436 for the same period ended in 2007, as further discussed below. The net loss during the nine months ended February 29, 2008 was $1,029,800 compared to a net loss of $811,313 in the same period ended in 2007.

Sales and Gross Profit

Product sales for nine months ended February 29, 2008 decreased slightly to $721,130 compared to $796,674 in the same period ended in 2007. Management is confident an improved computerized tracking and reporting system, updated website and significant new offerings from the immune booster product in fiscal 2008 will result in future increases in sales volume.

Gross profit in the nine months ended February 29, 2008 increased slightly to $644,865 compared to $619,436 in the same period ended in 2007. Gross profit as a percentage of revenue was 81% in the nine months ended February 29, 2008 compared to 78% in the same period ended in 2007 partly due to the royalty income earned on the immune booster product in 2008.

Royalty Expense-Related Party

The minimum royalty expense-related party accrued to Jurak Holdings Limited (related party) remained consistent for both periods at $375,000.

Distribution, Selling and Administrative Expenses

Total distribution, selling and administrative expenses for the nine months ended February 29, 2008 were $1,132,469 compared with $1,010,169 for the same period ended in 2007. The selling and administrative expenses increased slightly compared to 2007 due to the investment in launching the new immune booster product line in 2008 which included increased consulting and marketing costs.

Interest expense for the nine months ended February 29, 2008 was $167,196 compared with $45,580 for the same period in the prior year. Current year interest costs increased over prior year due to increased interest expense on the royalty agreement with a related party for which the Company is in arrears on payments due.

Liquidity and Capital Resources

Nine Month Period Ended February 29, 2008

We have historically had more expenses and cost of sales than revenue in each year of our operations. The accumulated deficit as of February 29, 2008 was $7,041,034 compared to $6,011,234 as of May 31, 2007.  Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and sales revenue. In connection with our business plan, management anticipates that there may be additional increases in operating expenses and capital expenditures relating to the new immune booster products. We intend to finance these expenses with further issuances of our securities and revenues from operations. Therefore, we expect we may need to raise additional capital and increase our revenues to meet long-term operating requirements.

At February 29, 2008, the Company had $214,723 of unrestricted cash compared to $197,338 of unrestricted cash at May 31, 2007.  The Company had current assets of $542,868 and current liabilities of $1,390,819 at February 29, 2008 compared to current assets of $282,824 and current liabilities of $2,377,809 at May 31, 2007.

Net cash used in operating activities was $831,032 during the nine months ended February 29, 2008 compared to net cash used in operating activities of $258,777 in the same period ended in 2007. The increase was due primarily to the increased operating loss for the nine months ended February 29, 2008 compared to the operating loss for the nine months ended February 28, 2007 and the significant increase in inventory for the new immune booster product launch which were offset by increases in accounts payable and accrued expense. The Company has been incurring additional expenses attempting to launch the natural immune booster product line during 2008.

Net cash used in (provided by) investing activities was $0 in the first nine months ended February 29, 2008 compared to $(609,368) in the same period ended in 2007, primarily for the initial investment in the immune booster license.

Net cash provided by financing activities was $848,417 during the nine months ended February 29, 2008 compared to net cash provided by financing activities in the same period in 2007 of $824,797.  Proceeds from the issuance of common stock were $2,249,965 in the nine months ended February 29, 2008 compared to $800,000 in the same period of 2007.  Payments on the installment note for the immune booster license was $1,384,513 in the nine months ended February 29, 2008 compared to $0 in the same period in 2007.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgements underlying them, are discussed in our fiscal 2007 Form 10-KSB in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements.  There was one significant change to our critical accounting policies during the period ended February 29, 2008. The Company is amortizing the licensed immune booster asset over the estimated sales volume that is anticipated over the remaining term of the licensed agreement to properly match revenue and expenses. This estimate will be revised as necessary for each reporting period.

The remaining policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, income taxes, revenue recognition and fixed asset and intangible asset impairment recognition. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  Management on an ongoing basis reviews these estimates and judgements.

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

Item 3.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

The Company’s management, Anthony Carl Jurak, our Chief Executive Officer and acting Chief Accounting Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of February 29, 2008 (the “Disclosure Controls Evaluation”).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer, concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission’s rules and forms and (ii)  information required to be disclosed in the reports the Company files or submits under Exchange Act are accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended February 29, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b)

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, during the quarter ended February 29, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2   Changes in Securities

During the nine month period ended February 29, 2008, the Company authorized a single placement at $0.50 per share with no warrants. Subsequently, we authorized a private placement of up to 12,000,000 shares of our common stock on a best efforts basis. This placement will have no warrants issued. We have sold 6,400,000 shares for $2,249,965, net of transaction costs, through February 29, 2008 under these placements. Subsequent to February 29, 2008, the Company issued 1,500,000 shares for monies received in connection with these sales noted above. These shares are unregistered with no underwriter used for the sale of common stock. The shares of stock were sold pursuant to an exemption from registration under Rule 506 of Regulation D.

Item 5    Other Information

No items occurred during the period of this report which would have been required to be reported in a Form 8-K which have not been reported.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6   Exhibits

The following exhibits are included herein:

31.1

Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.

Certification pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

Signatures

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereto, duly authorized.

                                                                         Lifequest World Corporation.

 By

/s/ Anthony Jurak

Anthony Jurak

Date:  April 21, 2008

Chief Executive Officer and

Acting Chief Accounting Officer