Form 10KSB
period 2008-05-31
LIFEQUEST WORLD CORP
filed 2008-09-15
CIK 1060888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: May 31, 2008

Commission file number: 333-61801

LIFEQUEST WORLD CORPORATION (Exact name of registrant as specified in its charter) (Name of small business issuer in its charter)

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
Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes [X]   No [  ]

Check here if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [    ]

State issuer's revenues for its most recent fiscal year ended May 31, 2008: $977,469

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity: As of August 8, 2008, the aggregate market value of the issuer’s common stock was $13,965,196, based on the average bid and ask price on that date of $0.34.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the most practicable date:

Class	Outstanding as of August 8, 2008
Common Stock, $0.001 par value	40,478,830

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

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

LIFEQUEST WORLD CORPORATION

Form 10-KSB

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report includes or is based upon estimates, projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of LifeQuest World Corporation. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, the ability of our company to continue to successfully compete in the herbal supplement markets. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections, or other "forward looking statements" involve various risks and uncertainties. We caution the reader that important factors in some cases have affected, and in the future could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections, or other "forward-looking statements".

Available Information

LifeQuest World Corporation files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report that has been filed with the Commission at the Commission’s Public Reference Room, 100 F Street, NE, Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov. The Company maintains a website at www.phytolabsinc.com. Our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities & Exchange Commission website.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS HISTORY AND DEVELOPMENT

Company Name Change

Effective August 20, 2007, the Company changed its name to LifeQuest World Corporation (formerly, Phytolabs, Inc. and Jurak Corporation World Wide, Inc.) in order to embrace to a greater degree the fundamental principal of what a direct sales organization must have in place to succeed: motivation; training; self-development; enthusiasm; and a LIFE-changing sense of purpose for its distributors; along with a QUEST for a quality of life which includes better health and a gain in wealth for its family of distributors throughout the WORLD. The shares of the Company trade on the Over the Counter Bulletin Board under the symbol, “LQWC.”

LifeQuest World Corporation was incorporated under the laws of the State of Minnesota on November 1, 1997. In this Annual Report, the terms “Company”, “us”, “we”, “our” and “its” are used as references to LifeQuest World Corporation. We develop and distribute dietary supplements.

LifeQuest World Corporation is a company that was created to provide the opportunity for positive changes in the health and overall well being of people worldwide. LifeQuest’s founder, Anthony Carl Jurak, is a well recognized visionary in the nutritional industry and is a pioneer in ushering in the new, flourishing category of functional foods that today is quickly becoming one of the largest segments in the nutritional industry. Anthony’s inspiration comes from his father Carl Jurak, who in 1922 developed a first in nutritional functional foods in the form of a whole body tonic herb liquid supplement. By 1943, Carl started one of the first direct sales organizations in America for the distribution of his functional nutritional product. Due to its personal appeal and many health benefits, it is still being used, distributed and sold by LifeQuest today. Since the early 1980’s, Anthony’s companies have sold over seven hundred million dollars of functional nutritional products and with the formation of LifeQuest he is once again following his quest to provide an opportunity for health, wealth and happiness to those who desire to join these efforts.

BUSINESS OPERATIONS

General

LifeQuest World Corporation is a Life Science company that is dedicated to significantly improving the lives of its family members, associates and distributor organization. We strive daily through our own research and development laboratories, as well as our professional association with one of the world’s leading botanical research centers, to provide human beings with solutions to many of life’s unanswered health challenges. Infusing proprietary science under the scrutiny of Good Manufacturing Practices (GMP), and adhering to the efficacy of pharmaceutical protocols, LifeQuest’s products are effective, safe and superior within the marketplace for nutritional supplements and consumables.

But our commitment does not end there. The world’s demand for health and well-being only begins with proper nutrition. LifeQuest strives to present a whole-minded approach for our distributers to better living by putting equal emphasis on an improved life style, freedom through financial reward and the enhancement of the Human Spirit.

We provide extensive product education and personal development through sophisticated training programs for our distributers. We offer substantial earning potential available through a generous compensation plan. To promote optimum health, we have invested millions of dollars to create superior nutritional supplements and advanced personal care products. It is with great pride that LifeQuest World Corporation hopes continue to inspire thousands to change an average existence, into a life of celebration.

LifeQuest World Corporation has recently acquired the worldwide rights to a new, patented Immune-Stimulatory extract from marine sourced Spirulina developed by leading research scientists at the National Center for Natural Product Research (NCNPR) at the University of Mississippi.  LifeQuest had a limited introduction through its distributors its initial launch of ImmunXT in February 2008. The product named ImmunXT, was researched and developed over a ten year period with exhaustive clinical and scientific testing with benchmark criteria that it had to be 100% natural and certified vegetarian.  Per the studies done by NCNPR, ImmunXT is a powerful Immune-Stimulatory extract discovered to date, specifically with respect to macrophage activation within the innate immune system.  Recent research has shown that the innate immune system, primarily in the digestive tract, is the body’s first line of defense and its main function is to guard the body against disease and invasion by harmful pathogens.

Along with this scientific team, LifeQuest’s own group has decades of practical research, development and manufacturing experience in nutritional products and maintain a professional awareness of any new life changing products available from major product development centers. To be considered for acquisition, products must have either good reputable academic pedigrees, backed with very thorough scientific data, or meet product criteria as LifeQuest’s Youth Solution that have very long substantiated consumer use with extremely credible personal, subjective and objective results.  LifeQuest has made a substantial financial investment along with years of developmental work in the acquisition of ImmunXT.

LifeQuest products also must meet the requirements of strong functionality and be results based because we design product research on the principle that functional, beneficial nutritional products are desired by consumers today. The consumer understands that good nutritional practices may reduce the risk of disease. LifeQuest’s products have been developed to enhance immune competence, detoxification, functionality at the cellular level and promote digestive health. LifeQuest believes that an optimal immune system, positive cellular function and digestive health are vital and beneficial for overall, better physical health.

Industry Overview – Nutritional Supplements

The nutrition industry includes many various sized companies that manufacturer and distribute products generally intended to maintain the body’s health and general well being. The four major product categories within the nutrition industry are: (i) nutritional supplements, which are products such as vitamins and minerals, dietary supplements, herbs and botanicals, and compounds derived from these substances; (ii) natural and organic foods; (iii) functional foods; and (iv) personal care products.

One of our products, The Youth Solution, is a blend of 18 bi-directional tonic herbs with added minerals. Daniel B. Mowrey, Ph.D., in his book, Herbal Tonic Therapies, states, “The definition of a tonic clearly excludes the notion of “making stronger” by pushing the body in one direction only.” Tonics are bi-directional, capable of both increasing and decreasing the activity of body processes. Herbs whose action is bi-directional are called tonics. Tonic herbs have the ability to exert balancing action on both systems and biochemical processes of the body. Their power lies in both their therapeutic benefits and ease of application.

Mowrey continues, “The concept of a tonic may sound strange to modern ears. We simply have not made room in our medical or nutritional agendas for a concept of a substance that restores balance. We believe that this will change as the medical community begins to realize that many modern plagues may be prevented and even treated by maintaining optimum health in all body systems. Such a re-orientation of thought demands that much less emphasis be placed on finding and killing “germs”, and much more on increasing the body systems natural defenses and restorative powers.”

LifeQuest’s most exciting development in the past year centers on the introduction of ImmunXT.  ImmunXT is a patented nutritional extract developed by leading research scientists at the National Center for Natural Products Research (NCNPR). The NCNPR is located at the Research Institute of Pharmaceutical Sciences, School of Pharmacy at the University of Mississippi and is one of the country's leading botanical research organizations. ImmunXT is a 100% vegetarian, bioactive micro-algae that was specifically researched and developed to support, enhance and boost the body’s natural immune system. ImmunXT is a concentrated nutritional, botanical complex from Arthrospira Platensis (Spirulina) that has been extracted through a patented, proprietary manufacturing process. Scientific investigation shows, ImmunXT to be a powerful, natural immune-stimulatory dietary extract

Scientific research has shown that a healthy immune system is the primary answer for optimum health as a healthy immune system quickly recognizes and reacts to foreign invaders and pathogens and helps the body in defense of itself. Not only does ImmunXT stimulate the natural immune system or “early warning system” but it also primes the secondary (adaptive) immune system to determine an appropriate type of response to foreign invaders.

ImmunXT patented micro-algae complex was discovered by scientists at the National Center for Natural Products Research (NCNPR) after research and development over a ten year period. NCNPR is a part of the Research Institute of Pharmaceutical Sciences, School of Pharmacy at the University of Mississippi and is one of the country's leading botanical research organizations. It is one of the nation's leading university research center devoted to improving human health through the discovery, development and commercialization of pharmaceuticals and dietary supplements derived from plants, fresh-water organisms and other natural products. The NCNPR researches and locates botanicals and plants from around the globe for new drug discovery investigations. The NCNPR receives funding from a variety of government agencies including the U.S. Food and Drug Administration (FDA), the U.S. Army, the National Institutes of Health and the U.S. Department of Agriculture (USDA).

Due to the quality and professionalism necessary for the NCNPR to conduct meaningful botanical and natural product research, they developed an extremely unique bioassay testing method that produces data reflecting the activity levels of extracts from botanicals, plants and other natural ingredients. The bioassay yields results that are comparable to data that biologic pharmaceuticals use to standardize their products. The process is patent pending and is  sophisticated allowing the scientists at the NCNPR to be able to validate the activity of any given botanical for macrophage activation.

When the immune enhancement project commenced, the NCNPR began conducting research on a large number of known natural immune stimulatory ingredients. By utilizing their bioassay method for validation of activity, the NCNPR could ascertain if any of the extracts and products tested was powerful enough to be considered for practical use. The center tested over 50 extracts and products that were traditionally used to enhance immune function, with primary emphasis on macrophage activation. The researcher found that extracts from micro-algae Spirulina were over 1,000 times more active than all others tested using an assay that measures NF-kappa B activation in human THP-1 monocytes . Utilizing the NCNPR's proprietary extraction procedure and by optimizing the source of the Spirulina, ImmunXT was developed. The active component within ImmunXT is present at levels greater than found in other immune enhancing extracts or herbs. After ten years of exhaustive research, clinical studies and hundreds of case studies, this very concentrated extract and powerful tool for enhancing the innate immune function, has aptly been called "the most powerful natural immune-stimulatory dietary supplement discovered to date", said co-inventor Dr. David Pasco, Assistant Director at NCNPR. ImmunXT stands alone in the immune enhancement category of new dietary supplements.

Material Agreements

Intellectual Property License Agreement

On approximately January 1, 1999, we entered into an intellectual property license agreement (the “License Agreement”) with Jurak Holdings Limited (“JHL”), a corporation organized under the laws of the Province of Alberta and an affiliate of our Chief Executive Officer and one of our directors.  Pursuant to the terms and provisions of the License Agreement, we are required to pay the greater of $500,000 for fiscal year 2003, and each calendar year thereafter, during the first ten years of the License Agreement (the “Minimum Royalty Fee”), or eight percent of the net sales of all license products sold under the License Agreement (the “Continuing Royalty Fee”).  After fiscal 2013, we are required to make payments in the amount of the Continuing Royalty Fee.

The accrued payments due and owing to JHL under the License Agreement for the Minimum Royalty Fee and the Continuing Royalty Fee including interest was $1,087,598 and $631,856 at May 31, 2008 and 2007, respectively.

Immune Booster License Agreement

During the year ended May 31, 2007, the Company initiated the purchase of licensing fees associated with an exclusive license and distribution agreement to acquire the worldwide marketing rights to ImmunXT. These rights have been acquired from Nordic Immotech Trading APS (Nordic Immotech), a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. On December 1, 2006, the Company finalized the closing of this exclusive global license and distribution agreement with respect to this natural immune booster product. LifeQuest World Corporation has begun to market and sell these products in February 2008.

The Company paid installments totaling $2,500,000 per the terms of the agreement. The Company has imputed interest on these installments at a rate of 10% because the note was non-interest bearing. The discounted value of the licensed asset totals $2,390,721.

As part of the license agreement noted above, Nordic Immotech shall pay a royalty of ten percent (10%) of net sales of products sold by Nordic and or affiliates to independent third parties outside of the U.S.

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

Intellectual Property

Patents and other proprietary rights are vital to our business operations. We protect our technology through a trademark that Jurak Holdings Limited (“JHL”) owns and can license. JHL’s policy is to seek appropriate protection both in the United States and abroad for The Youth Solution and other products. We have acquired trademark protection as follows.

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

Risks Related to Our Business

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future; Need to Raise Capital to Continue Our Growth.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable.  We do not expect positive cash flow from operations in the near term.  Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We incurred a net loss of $1,457,068 for the fiscal year ended May 31, 2008, and have an aggregate net loss of $7,468,302 as of May 31, 2008.   As of May 31, 2008, we had a working capital deficit of $1,269,406.  There is no assurance that actual cash requirements will not exceed our estimates.  In particular, additional capital may be required in the event that we encounter greater costs associated with general and administrative expenses and costs of offering equity securities or debt financing.

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

We Rely on the Network Marketing System.

We have relied on the network marketing system to distribute, market and sell our products. We have no long-term contractual relationship with these distributors. While we believe that the distributors will continue to provide their services, there can be no assurance that the distributors will be available in the future, and if available, will be available on terms deemed acceptable to us. We had approximately 1,600 distributors and 900 retail customers at May 31, 2008.

Our Continued Operations Depend on the Successful Marketing of our Products

Our business plan is based on the marketing and distribution of primarily three products, The Youth Solution, ImmunXT, and Helena Whole Body Anti-Aging Skin Rejuvenator. There is no assurance that we will be successful in implementing our marketing strategies or that our marketing strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our marketing strategies, our business operations and financial performance may be adversely affected. The novelty and the design of our products is important to our success and competitive position, and if we are unable to continue to develop and offer such a unique product to our customers, our business could suffer.

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

Our Success is Dependent Upon the Acceptance of Our Products and Our Business.

Our success depends upon our achieving significant market acceptance of our products. We cannot guarantee that consumers will purchase our product. Acceptance of herbal supplemental products will depend on the success of our advertising, promotional and marketing efforts. In the last quarter of 2006, we updated our packaging; engaged a publicity agent; enhanced the flavor of our consumable products; reintroduced our unit dose packaging for our liquid herbal supplements; reduced the number of other sizes available to only one bottle size; released our new online service for distributors referred to as a Back Office; developed personal replicated websites for our distributor force; and concluded an agreement with Nordic Immotech Trading giving us the worldwide rights to market their immune-stimulatory product.

Failure to maintain effective internal controls

A failure to maintain effective internal controls could adversely affect our business. The Company has begun the process of documenting and testing its internal controls as required by the Sarbanes-Oxley Act of 2002. The Company expects to incur significant costs in complying with these requirements, including increased staffing costs, increased accounting, auditing and consulting fees. In addition, the requirements of Sarbanes-Oxley may limit the ability of the Company to make any future acquisitions. Failure by the Company to adequately meet the internal control requirements would be reported in the Company’s filings to the Securities and Exchange Commission – which could negatively impact the Company’s reputation and its stock price.

Loss of Key Management Personnel.

The Company  has a relatively small staff and depends on three key management people. The loss of any of our key management personnel could have an adverse impact on our future development and could impair our ability to succeed. Our performance is substantially dependent our ability to continue to hire and retain such personnel. The loss of any of our other key management personnel could have a materially adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers.

Many of Our Competitors Are Larger and Have Greater Financial and Other Resources Than We Do.

The dietary supplement industry, in general, is intensely competitive. Our products compete with other dietary supplemental based products. Such based products are currently marketed by well-established, successful companies that possess greater financial, marketing, distribution, personnel and other resources than us. Using these resources, these companies can implement extensive advertising and promotional campaigns, both generally and in response to specific marketing efforts by competitors, to enter into new markets rapidly and to introduce new products. Competitors with greater financial resources also may be able to enter the market in direct competition with us, offering attractive marketing tools to encourage the sale of products that compete with our products or present cost features which consumers may find attractive.

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

RISKS RELATED TO OUR COMMON STOCK

Sale of Restricted Common Stock.

As of May 31, 2008, there are 40,478,830 outstanding shares of our common stock, of which 30,962,114 are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

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

Our common stock has traded as low as $0.42 and as high as $5.97 for the years ended May 31, 2008 and 2007, respectively. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the demand for our products; (ii) disappointing results from our marketing and sales efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our business prospects; and (viii) general economic trends.

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

Products

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale and storage of our products is subject to regulation by a number of governmental agencies. The federal agencies include the Food and Drug Administration (“FDA”), the Consumer Product Safety Commission, the United States Department of Agriculture, and others. Our activities are also regulated by various codes and agencies of the states and localities in which our product is or may be manufactured, distributed or sold. The FDA, in particular, regulates the formulation, manufacturing and labeling of dietary and herbal supplements, which includes our product.

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

FDA Final Rule – Safe Use of Dietary Supplements

On June 22, 2007, FDA announced a final rule establishing current good manufacturing practice requirements (CGMPs) for dietary supplements. In addition, by the end of the year, the industry will be required to report all serious dietary supplement adverse events to FDA.

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

The final rule aims to ensure that dietary supplements do not have:

*

wrong ingredients

*

too much or too little of a dietary ingredient

*

improper packaging

*

improper labeling

*

contamination problems due to natural toxins, bacteria, pesticides, glass, lead, or other substances

All of these guidelines have been followed by LifeQuest World Corporation since beginning the marketing of our products.

Product Claims, Advertising and Website

The FDA considers website promotional content to constitute “labeling”, and thus our website must not contain disease claims or drug claims, but only permissible structure/function claims. The Federal Trade Commission (“FTC”) governs the advertising of dietary supplements in any medium or vehicle - print ads, radio spots, infomercials, internet ads, and websites. The fundamental FTC rule is that all material advertising claims, whether express or implied, must be substantiated by reliable and competent scientific evidence. Because our website must comply with both FDA and FTC regulations, we routinely review our web site and our scientific substantiation for particular claims to determine if it is sufficient to ensure that there are no disease claims present. We also require our distributors’ replicated websites to be in compliance with FDA and FTC regulations. As such, and to ensure Internet compliance, distributors may only use their replicated website. Any independent websites are unauthorized and their creators are solely liable for defending any regulatory enforcement actions. Violations of this policy may result in the termination of the distributor’s relationship with the Company.

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

We currently have distributors in all fifty states. In addition to federal regulation, each state has enacted its own “little FTC Act” to regulate sales and advertising. We may receive requests to supply information regarding our network marketing plan to regulatory agencies. We believe that our network marketing program is in compliance with laws and regulations relating to network marketing activities in our current markets.

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

EMPLOYEES

We currently employ five (5) employees, all of whom are full-time employees. In addition to our current staff, we also have approximately 1,600 distributors nationwide. None of the Company’s employees are represented under collective bargaining agreements. The Company considers its employee relations to be good.

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

ITEM 3. LEGAL PROCEEDINGS

On December 13, 2006, a civil suit was filed in the District Court of Clark County in and for the State of Nevada by LifeQuest World Corporation (plaintiffs) and one former employee and her spouse (defendants). The suit entails that the former employee processed credit refunds to a debit/credit card held at their banking institution. In addition, the former employee embezzled funds by setting up a merchant processing system and diverting the charging of our distributors' credit cards from our merchant processor to their processor. All is evidenced by information located on the computer used by the former employee at the Company as well as through other reporting mechanisms and processing systems. The Company is seeking relief for damages in excess of $60,000; special damages according to proof; for attorneys' fees and costs of suit; and for other and further relief as the Court may deem just and proper as compensation for monies embezzled by the former employee and her spouse. No answer has been received from the defendant and the Company is seeking a default judgment granting all of the relief sought.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended May 31, 2008, we submitted to our stockholders for approval the election of members of the Board of Directors, approval of our external auditors for the coming year and the 2008 Stock Incentive Plan for Employees and Consultants. The Board of

Directors and management are currently drafting the 2008 Stock Incentive Plan for Employees and Consultants based on the terms approved by Proxy. The Plan will be effective at that time.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Shares of our common stock have been traded on the NASD OTC Bulletin Board under the symbol “PYTL”.  On August 20, 2007, our trading symbol was changed to “LQWC”. Effective July 30, 2007, the Company changed its name to LifeQuest World Corporation. (formerly Phytolabs, Inc.)  The shares of the Company trade on the Over the Counter Bulletin Board under the symbol, “LQWC”

The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, markdown or commissions, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

May 31, 2008	$0.60	$0.30
February 28, 2008	$0.65	$0.50
November 30, 2007	$0.70	$0.45
August 31, 2007	$1.45	$0.27
May 31, 2007	$2.61	$1.20
February 28, 2007	$4.29	$2.25
November 30, 2006	$4.95	$1.92
August 31, 2006	$5.58	$0.42

As of May 31, 2008, there were approximately 357 shareholders of record of our common shares as reported by our transfer agent, Signature Stock Transfer, Inc., which does not include shareholders who shares are held in street or nominee names. We believe that there are approximately 200 beneficial owners of our common stock. There are no other classes of shares issued or outstanding.

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

          The Company is offering 3,000,000 of its common shares to its distributors under a plan where the distributors earn certificates based on sales and bonus points.  Each certificate is redeemable for one share of the Company’s common stock three years after the certificate has been earned.  The number of certificates outstanding at May 31, 2008 was 88,160. A corresponding liability for the certificates earned has previously been recorded and the outstanding balance is $111,695 at May 31, 2008 and is included in Accrued compensation and benefits.  During the years ended May 31, 2008 and 2007, respectively, no shares were issued to various distributors under this plan.  Effective June 1, 2007 this plan has been discontinued and all distributers holding certificates at that time became fully vested. The Company has not set a date for issuing these common shares as of the date of this filing.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders Ambassador Program	88,160	N/A	None

RECENT SALES OF UNREGISTERED SECURITIES

Private Placements

During fiscal year ended May 31, 2008, we executed private placements totaling 6,400,000 shares (1,400,000 at $0.50 per share, 2,500,000 at $0.20 per share and 2,500,000 at

$0.42 per share) of our restricted common stock, for which we received cash in amounts of $2,249,965.

During fiscal year ended May 31, 2007, we executed private placements totaling 4,033,333 shares (reflects 1 for 3 reverse stock split as noted below) of our restricted common stock, for which we received cash in amounts of $2,149,950.

Reverse Stock Split

On July 27, 2007, the Board of Directors approved a one-for-three consolidation (reverse split) of our common stock, effective for shareholders of record on August 20, 2007.

In the consolidation, each three shares of our common stock issued and outstanding was converted to one share of common stock.  The number of outstanding shares of common stock was reduced from 102,731,791 shares to 34,245,499 shares.  The number of authorized shares of common stock was not reduced by this consolidation.  Fractional shares of stock were rounded up to the next whole share.

Stock Compensation

During fiscal year ended May 31, 2007, the Company issued 500,000 shares of restricted common stock to two employees at $0.70 per share in lieu of compensation. During the fiscal year ended May 31, 2008, the employees have elected to cancel these 166,669 shares (split adjusted from the original 500,000 shares) for nothing in return. The employees forfeited the shares due to personal tax ramifications and the Company does not intend to replace this form of compensation.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LifeQuest World Corporation, a Minnesota corporation incorporated on November 1, 1997, currently trades on the Over-the-Counter Bulletin Board under the symbol "LQWC". We are a product-focused company specializing in the herbal supplement industry and market.

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited financial statements and the notes thereto, included elsewhere in this Annual Report. Our financial statements are prepared in accordance with U.S. GAAP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report and from time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, there may be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation which are typically preceded by the words “believes”, “expects”,

“anticipates”, “intends” or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward looking statements are subject to risks and uncertainties which could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: lower sales to customers; the introduction of competitive products and technologies; our ability to successfully reduce operating expenses; delays in new product introductions; higher than expected expense related to new sales and marketing initiatives; availability of adequate supplies of raw materials; and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission. Our actual results could differ materially from the results discussed in the forward-looking statements.

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our audited financial statements and the notes thereto.  The matters discussed in this section which is not historical or current facts deal with potential future circumstances and developments.  Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources.  Our actual results could differ materially from the results discussed in the forward-looking statements.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial losses and its liabilities exceed its assets which has created a substantial doubt about the Company’s ability to continue as a going concern.  The Company intends to generate positive cash flows from operations through increased sales utilizing the network of distributors in place with existing products and the new natural immune booster products, issuing additional stock, and obtaining necessary capital through additional advances from the Company’s principal stockholder or through private placements.

To continue operations, the Company must raise additional capital beyond the additional stock sold in a private placements by the Company during the year ended May 31, 2008 totaling $2,249,965.However, there can be no assurance the Company will be able to obtain additional capital from private placements in the future.

The proceeds of the private placements are being used for regular corporate needs as well as funding the product launch of our recently acquired rights to the worlds most powerful, natural immune booster product. One group of investors has invested funds to date.

With the formal completion and payment of the exclusive global license and distribution agreement relative to the ImmunXT product, the Company accelerated work on the packaging and branding of this new product to make it available to North American markets in February 2008.

Critical Accounting Policies

Inventory Valuation: The Company’s inventories are valued at the lower of cost or market using the first-in, first-out method (FIFO). Reserves for overstock and obsolescence are estimated and recorded to reduce the carrying value to estimated net realizable value. The amount of the reserve is determined based on projected sales information, plans for discontinued products and other factors. Though management considers these reserves adequate and proper, changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of this reserve.

Intangible Asset: Intangible asset, entirely comprised of the ImmunXT license, is recorded at cost and is presented net of amortization. Amortization is computed over the estimated sales volume that is anticipated over the remaining term of the licensed agreement to properly match revenue and expenses.

Income Taxes: We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes as clarified by FIN 48. In the preparation of the Company’s consolidated financial statements, management calculates income taxes. This includes estimating the Company’s current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be realized from future taxable income. The valuation allowance for deferred income tax benefits is determined based upon the expectation of whether the benefits are more likely than not to be realized.  The Company has recorded a full valuation allowance for all deferred tax assets due to the significance of its continued operating losses.

FIN No. 48 requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 6 to the Financial Statements for additional information regarding income taxes.

Revenue Recognition: The Company recognizes revenue when the earnings process is complete, evidenced by persuasive evidence of an agreement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.  The earning process completion is evidenced through the shipment of goods, as the sales terms of our products are FOB shipping point, the risk of loss is transferred upon shipment and there are no significant obligations subsequent to that point. There are no significant estimates related to revenue recognition.

RESULTS OF OPERATIONS

	Years ended May 31,
	2008	2007	% Change
Revenue	$ 977,469	$ 1,046,299	(7%)
Gross Profit	$ 767,566	$ 788,120	(3%)
Net Loss	$(1,457,068)	$ (1,375,970)	(6%)
Basic and Diluted Net Loss per Share	$ (0.04)	$ (0.04) (1)

(1)  Restated to reflect the 1 for 3 reverse stock split on August 20, 2007

Year Ended May 31, 2008 Compared to Year Ended May 31, 2007

Overview

Total revenue for the year ended May 31, 2008, was $977,469 compared to $1,046,299 in 2007.  Gross profit declined to $767,566 for the year ended May 31, 2008 compared to $788,120 in 2007, as further discussed below. The net loss for the year ended May 31, 2008, was ($1,457,068) compared to ($1,375,970) in 2007.

Revenue and Gross Margins

Revenues for the year ended May 31, 2008 decreased by 7% to $977,469 compared to $1,046,299 in 2007.  Product sales were $909,381 and $1,046,299 for the years ended May 31, 2008 and 2007, respectively. Product sales included sales for the ImmunXT product line which were $53,190 and $0 for the years ended May 31, 2008 and 2007, respectively. The Company began selling the ImmunXT product in the North America market in February 2008. The 2008 revenue amount also includes $68,088 of royalty income received from Nordic Immotech for their sales of our ImmunXT product in Europe which is compared to no royalty revenue for the comparable period as the agreement started late in the fiscal year ended May 31, 2007. The Company has continued to experience weaker demand for its existing products compared to last year and is actively developing new product offerings such as the ImmunXT product.

Gross profit in the year ended May 31, 2008 decreased to $767,566 compared to $788,120 in the same period ended in 2007 due primarily to the decline in product sales. Gross profit as a percentage of revenue increased to 78% in the year ended May 31, 2008 compared to 75% in the same period ended in 2007. This was due to royalty income earned in 2008 which has no direct costs aside from the ImmunXT license amortization which was minimal in 2008.

Royalty Expense-Related Party

The minimum royalty expense-related party accrued to Jurak Holdings Limited (related party) remained consistent for both years at $500,000 ($125,000 per quarter).

Distribution, Selling, and Administrative Expenses

Total distribution, selling and administrative expenses for the year ended May 31, 2008, were $1,541,999 compared with $1,703,552 for the year ended in 2007. The decrease is primarily related to a stock compensation award valued at $350,000 to two employees made in April 2007 which was not repeated in 2008. Without that increased expense in 2007, selling and administrative expenses increased by approximately $188,000 in 2008. This increase is primarily related to the investment in launching the ImmunXT product line in 2008 which increased consulting and marketing costs.

Other Income and Expense

Other income of $133,382 for the year ended May 31, 2007, consists of the Company’s prorata share of a cash distribution in exchange for their membership interest in EIG Mutual Holding Company.  EIG successfully converted from a mutual holding company to a publicly traded stock company in February 2007. The Company received their funds in March 2007. There was no such gain in 2008.

Interest expense for the year ended May 31, 2008, was $182,635 compared with $93,920 for the year ended in 2007. Current year interest costs increased over prior year due to increased interest expense on the royalty agreement with a related party for which the Company is in arrears on payments made.

LIQUIDITY AND CAPITAL RESOURCES

We have historically had more expenses and cost of sales than revenue in each year of our operations. The accumulated deficit as of May 31, 2008, was $7,468,302 compared to $6,011,234 as of May 31, 2007.  Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and revenue. In connection with our business plan, management anticipates that there may be additional increases in operating expenses and capital expenditures relating to ImmunXT. We intend to finance these expenses with further issuance of our securities and revenues from operations. Therefore, we expect the  need to raise additional capital and increase our revenues to meet long-term operating requirements.

We currently are analyzing the opportunity for a private placement offering. We have not finalized the terms of a placement, if one were to occur. The proceeds of any new private placement would be used for regular corporate needs as well as funding the product launch of our recently acquired rights to the worlds most powerful, natural immune booster product.

At May 31, 2008, the Company had $16,336 of unrestricted cash compared to $197,338 of unrestricted cash at May 31, 2007.  The Company had current assets of $316,781 and current liabilities of $1,586,187 at May 31, 2008, compared to current assets of $282,824 and current liabilities of $2,377,809 at May 31, 2007.

Net cash used in operating activities was $943,919 during the year ended May 31, 2008, compared to net cash used in operating activities of $647,726 in the year ended May 31, 2007. The decrease was due primarily to the increased operating loss and investment in ImmunXT inventory for the year ended May 31, 2008, compared to the operating loss which included a $350,000 non-cash stock compensation expense for the prior year.

Net cash used in investing activities was $6,220 in the year ended May 31, 2008, compared to $1,041,497 in the year ended in 2007. The change was caused primarily by the final purchase of the ImmunXT license in 2007. The Company expended $1,067,531 for licensing fees associated with the acquisition of the worldwide exclusive marketing rights to the world's most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights have been acquired from a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale.

Net cash provided by financing activities was $769,137 in the year ended May 31, 2008, compared to net cash provided by financing activities in the year ended in 2007 of $1,842,488. The Company raised a significant amount of additional capital in 2007 compared to 2008 in order to complete the purchase of the ImmunXT license.

PLAN OF OPERATION

We have been, since our inception, reliant on external investment to finance ongoing operations as we are not yet operating profitably.  While we expect that we anticipate achieving profitable operations in the future, there can be no assurance that our revenue, margins, and profitability will increase or be sufficient to support our operations in the long term. We expect we will need to raise additional capital to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our business operations. We are continuing to pursue external financing alternatives to improve our working capital position and to grow our business to the greatest possible extent.

On December 1, 2006, LifeQuest World Corporation, entered into an agreement with Nordic Immotech Trading whereby LifeQuest World Corporation acquired the worldwide rights to its powerful immune-stimulatory extract.  The agreement in principal requires that LifeQuest World pay a $2.5 million license fee which has been paid in full.

On the same date, LifeQuest World Corporation, entered into an agreement with Nordic Immotech Trading appointing them as a sub-licensee to handle the sales and distribution of its immune-stimulatory product in several European countries and to a lesser extent, other parts of the world.

Of late, the immune system in general is receiving a great deal of attention from traditional medicine as well as alternative medicine inasmuch as it is the basis for a strong support system and in particular for avoiding various strains of flu and other viruses.  The Company therefore believes that it will be well positioned in the industry and in the immune system product market given this extract’s potency supported by clinical proof of efficacy.

The Company researched thoroughly as to the best method of marketing and has decided on continuing with the direct selling business it is already in. The product made with the extract in question has been test-marketed in Denmark and Finland and with a North American product launch that began in February 2008.

MATERIAL COMMITMENTS

A significant commitment for fiscal year ending May 31, 2008, relates to the License Agreement with Jurak Holdings Limited (related party). As of fiscal year ended May 31, 2008, an aggregate amount of $1,087,598 is due and owing to Jurak Holdings Limited for Accrued Minimum Royalty fees and accrued interest due to lack of timely payment. See Note 8 in financial statements for additional information.

On December 1, 2006, the Company finalized the closing of the exclusive global license and distribution agreement with Nordic Immotech Trading and has begun to market or sell the ImmunXT product, in February 2008.  As part of the closing for this agreement, the Company has a calendar year minimum raw product purchase commitment as follows: 1,000 kg for 2007, 2,000 kg for 2008 (amended), 9,000 kg for 2009, 15,000 kg for 2010 and 20,000 kg each year thereafter. The license agreement can be terminated by Nordic Immotech Trading if the minimum purchase commitment is not met. The raw product commitment includes raw product that are sold in a sub license agreement with Nordic Immotech Trading for Europe. The Company anticipates meeting these requirements.

As part of the license agreement noted above, Nordic Immotech Trading shall pay a royalty of ten percent (10%) of net sales of products sold by Nordic and affiliates to independent third parties in Europe.

In a separate agreement, the Company was granted an option to purchase all the shares in Nordic Immotech Trading (the sole supplier of the raw material ingredient for our ImmunXT product). Subject to the terms and conditions of the separate agreement the Company has the option to purchase all of the shares of Nordic (170,000 shares) at a fixed price of $76.47 per share for a total of $13,000,000. The Company may exercise the option anytime before December 1, 2008.

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

ITEM 7. FINANCIAL STATEMENTS

LifeQuest World Corporation (formerly Phytolabs, Inc. and Jurak Corporation World Wide, Inc.)

Audited Financial Statements

As of and for the year ended May 31, 2008

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

LifeQuest World Corporation

We have audited the accompanying consolidated balance sheets of LifeQuest World Corporation as of May 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifeQuest World Corporation as of May 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its current liabilities exceed its current assets.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carver Moquist & O'Connor, LLC

Minneapolis, Minnesota

September 12, 2008

LIFEQUEST WORLD CORPORATION
CONSOLIDATED BALANCE SHEETS
MAY 31, 2008 AND 2007

	May 31	May 31
Assets:	2008	2007
	____________	____________
Current assets:
Cash and cash equivalents	$ 16,336	$ 197,338
Accounts receivable	11,646	7,622
Inventories, net	277,879	64,010
Prepaid expenses and advances	10,920	13,854
	____________	____________
Total current assets	316,781	282,824
	____________	____________

Office furnishings and equipment, net	6,024	5,152
	____________	____________
Other assets:
Deposits	6,745	38,598
Intangible assets, net	2,388,699	2,390,721
	____________	____________
Total other assets	2,395,444	2,429,319
	____________	____________

Total assets	$ 2,718,249	$ 2,717,295
	____________	____________
	____________	____________

Liabilities and Stockholders' Equity:

Current liabilities:
Current portion of capital lease obligation	$ 321	$ 932
Accounts payable	163,358	70,922
Accounts payable-related party	96,912	54,826
Installment payable-Nordic Immotech	-	1,384,513
Accrued interest - installment payable	-	23,075
Accrued compensation and benefits	215,018	158,809
Accrued royalties and interest-related party	1,087,598	631,856
Payable to stockholder/officers	22,980	52,876
	____________	____________
Total current liabilities	1,586,187	2,377,809

Capital lease obligations, net of current portion	-	321
	____________	____________

Total liabilities	1,586,187	2,378,130
	____________	____________
Stockholders' equity:
Common stock, par value $.001 per share, 150,000,000 shares
authorized, 40,478,830 and 34,245,499 shares issued and
outstanding at May 31, 2008 and 2007, respectively	40,479	34,246
Additional paid-in capital	8,559,885	6,316,153
Accumulated deficit	(7,468,302)	(6,011,234)
	____________	____________
Total stockholders' equity	1,132,062	339,165

	____________	____________

Total liabilities and stockholders' equity	$ 2,718,249	$ 2,717,295
	____________	____________
	____________	____________

See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

	Year ended May 31
	2008	2007

Revenue:
Sales-product	$909,381	$1,046,299
Royalty income-immune product	68,088	-
Total revenue	977,469	1,046,299

Cost of sales	209,903	258,179

Gross profit	767,566	788,120

Royalty expense-related party	500,000	500,000

Distribution, selling and administration expenses	1,541,999	1,703,552

Loss from operations	(1,274,433)	(1,415,432)

Other income and (expenses):
Gain received in exchange for insurance membership
interest in mutual holding company	-	133,382
Interest expense	(182,635)	(93,920)
Total other income and (expense), net	(182,635)	39,462

Net loss before income taxes	(1,457,068)	(1,375,970)

Income tax expense	-	-

Net loss	$(1,457,068)	$(1,375,970)

Basic and diluted net loss per common share	$(0.04)	$(0.04)

Weighted average outstanding common shares-	38,125,837	33,5656,837
basic and diluted

See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	TOTAL

Balance - May 31, 2006	30,212,164	$30,212	$4,170,237	$(4,635,264)	$ (434,815)

Issuance of common stock at
$0.06 per share in Private Placement
during June 2006	3,333,333	3,334	196,666		200,000

Issuance of common stock at
$3.00 per share in Private Placement
during December 2006	200,000	200	599,800		600,000

Issuance of common stock at
$3.00 per share in Private Placement
during April 2007	300,000	300	900,465		900,765

Issuance of common stock at
$3.00 per share in Private Placement
during April 2007	33,333	34	99,151		99,185

Issuance of common stock for
compensation in April 2007
valued at $2.10 per share	166,669	166	349,834		350,000

Net loss				(1,375,970)	(1,375,970)

Balance - May 31, 2007	34,245,499	34,246	6,316,153	(6,011,234)	339,165

Issuance of common stock at
$0.50 per share in Private Placement
during July 2007	1,400,000	1,400	698,600		700,000

Issuance of common stock at
$0.20 per share in Private Placement
during September 2007	2,500,000	2,500	497,500		500,000

Cancellation of common stock issued for
compensation in April 2007, originally valued
at $2.10 per share, in February 2008	(166,669)	(166)	166		-

Issuance of common stock at
$0.42 per share in Private Placement
during November 2007	1,190,476	1,190	498,775		499,965

Issuance of common stock at
$0.42 per share in Private Placement
during December 2007	595,238	595	249,405		250,000

Issuance of common stock at
$0.42 per share in Private Placement
during February 2008	714,286	714	299,286		300,000

Net loss				(1,457,068)	(1,457,068)

Balance - May 31, 2008	40,478,830	$ 40,479	$ 8,559,885	$ (7,468,302)	$ 1,132,062

See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

		___________________________
	2008	2007
	____________	____________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,457,068)	$ (1,375,970)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	7,370	9,632
Stock compensation expense	-	350,000
Non-cash interest expense	42,412	61,323
Changes in operating assets and liabilities:
Accounts receivable	(4,024)	(7,622)
Inventories	(213,869)	(5,856)
Prepaid expenses and advances	2,934	(5,240)
Deposits	31,853	(19,233)
Accounts payable	134,522	(82,895)
Accrued expenses	511,951	428,135
	____________	____________
Net cash used in operating activities	(943,919)	(647,726)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	26,034
Purchase of office furnishings and equipment	(6,220)	-
Investment in intangible asset - immune license	-	(1,067,531)
	____________	____________
Net cash used in investing activities	(6,220)	(1,041,497)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	2,249,965	1,799,950
Payments on installment payable-Nordic Immotech	(1,450,000)	-
Payments on capital lease obligations	(932)	(5,345)
Advances from (repayment to) stockholder/officer	(29,896)	47,883
	____________	____________
Net cash provided by financing activities	769,137	1,842,488
	____________	____________

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(181,002)	153,265

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197,338	44,073
	____________	____________

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 16,336	$ 197,338
	____________	____________
	____________	____________

Supplemental disclosures of cash flow information:
Interest paid	$ 140,223	$ 9,422
Income tax payments	$ -	$ -
Debt incurred with purchase of immune license	$ -	$ 1,384,513

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008 and 2007

Note 1 -  Nature of Business and Summary of Significant Accounting Policies:

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

Revenue recognition:

The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of ownership passes, the sales price is fixed or determinable, and collectability is probable. Generally, these criteria are met at the time product is shipped to our distributors or directly to a retail customer.

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

Cash:

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains its cash in a high quality financial institution. The balance at times may exceed the federally insured limits.

Accounts Receivable:

The Company collects payments from its customers almost entirely from credit cards. Primarily, any accounts receivable balance at the end of the reporting period is due to a two or three day lag in receiving the funds from the credit card processors. It also includes royalty payments due from Nordic Immotech for product sales made in Europe through May 31, 2008. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable. Historically, the Company has not experienced significant losses related to receivables from individual customers. At May 31, 2008 and 2007, the Company considers its accounts receivable to be fully collectible and therefore have not recorded an allowance for doubtful accounts.

Inventories:

Inventories are valued at the lower of cost or market, using the first-in, first-out method (FIFO).  The Company reviews inventory on a regular basis and provides for slow-moving, obsolete or unusable inventories by reducing inventory to its estimated useful or scrap value. Inventories are report at their net amounts, and consist of the following:

	May 31
	2008	2007
Raw materials	$ 170,286	$ 26,571
Finished goods and supplies	117,593	56,050
Allowance for obsolescence	(10,000)	(18,611)
	$ 277,879	$ 64,010

Office furnishings and equipment:

Office furnishings and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful life of three to seven years. Maintenance and minor renewals are expensed when incurred. Depreciation expense for the years ended May 31, 2008 and 2007 was $5,348 and $9,632, respectively.

Intangible Asset-Immune Booster License:

Intangible asset, entirely comprised of the immune booster license, is recorded at cost and is presented net of amortization. Amortization is being computed over the estimated sales volume that is anticipated over the remaining term of the licensed agreement to properly match revenue and expenses. There was $2,022 and $0 of amortization expense for the years ended May 31, 2008 and 2007, respectively. The estimated amortization for future years is as follows: $275,000 in 2009, $575,000 in 2010, $850,000 in 2011 and $688,699 in 2012.

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

Income taxes:

 Income taxes are accounted for in accordance with SFAS No. 109, as clarified by FIN No. 48, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

FIN No. 48 requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 6 to the Financial Statements for additional information regarding income taxes.

Advertising:

The Company expenses advertising costs as they are incurred. Advertising costs were $8,810 and $58,758 for the years ended May 31, 2008 and 2007, respectively.

Shipping and handling costs:

Shipping and handling costs charged to customers have been included in sales. Inbound and outbound freight and handling costs incurred by the Company have been included in cost of sales.

Research and development costs:

Research and development costs consist of on-going product development and enhancement efforts. Total expenses amounted to $16,914 and $20,723 for the years ended May 31, 2008 and 2007, respectively.

Fair value of financial instruments:

The carrying value of the Company's financial instruments approximates fair value at May 31, 2008 and 2007. The carrying amounts for cash, accounts receivable, accounts payable, accrued liabilities and notes payable approximate fair value due to the short maturity of these instruments.

Segment Reporting:

The Company operates as one reporting segment.

Loss per common share:

Loss per share is computed based on the weighted-average number of common shares outstanding. There were 88,160 certificates for shares of stock related to the “distributer stock bonus plan – Note 8” at May 31, 2008, that would be considered anti-dilutive and therefore are not included. There were 88,160 certificates for shares of stock and 533,333 warrants outstanding at May 31, 2007, that would be considered anti-dilutive and therefore are not included.

Reclassifications:

Certain prior year amounts have been reclassified to conform to current year presentation.

Recent accounting pronouncements:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”. SFAS No. 141 (R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 31, 2008.

     In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The terms of our restricted stock unit and restricted stock awards do provide a nonforfeitable right to receive dividend equivalent payments on unvested awards. As such, these awards are considered participating securities under the new guidance. Effective January 1, 2009, we will begin reporting earnings per share under the two-class method and will restate all historical earnings per share data. We are currently evaluating the impact of this new guidance on our reported earnings per share.

Note 2 - Company's Continued Existence:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses and has a significant working capital deficit. The Company intends to generate positive cash flows from operations through increased sales utilizing the network of distributors in place, from financing activities such as issuing additional stock through private placement, and obtaining necessary capital through additional advances from the Company's principal stockholder. However, there can be no assurance the Company will be able to obtain additional capital from private placements or advances from stockholders in the future. The Company has no other committed sources or arrangements for additional financing.

The financial statements do not include any adjustment relating to recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue to exist.

Note 3 - Intangible Asset:

On December 1, 2006, the Company purchased, through an exclusive license and distribution agreement, the worldwide marketing rights to the most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights are being acquired from Nordic Immotech

Trading APS, a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. The license was purchased through installment payments totaling $2,500,000 per the terms of the agreement which are paid in full as of May 31, 2008. The agreement has an initial term of five years. The agreement automatically renews an additional five years if minimum purchase commitments are met. See Note 8 for additional information.

The Company has imputed interest on these installments at a rate of 10% because the payment schedule was non-interest bearing. The discounted value of the licensed asset totals $2,373,190. Additional costs for legal services were also incurred for $17,531. The total cost of the license is $2,390,721. The Company began marketing the product domestically in February 2008. The Company began amortizing the license at this time. The accumulated amortization for the years ended May 31, 2008 and 2007, was $2,022 and $0, respectively.

In a separate agreement, the Company was granted an option to purchase all the shares in Nordic Immotech (the sole supplier of the raw material ingredient for our ImmunXT product). Subject to the terms and conditions of the separate agreement, the Company has the option to purchase all of the shares of Nordic Immotech (170,000 shares) at a fixed price of $76.47 per share for a total of $13,000,000. The Company may exercise the option anytime before December 1, 2008.

Note 4 - Capital Lease Obligations:

The Company has one remaining capital lease for new computer equipment, expiring through October 2008. The lease bears interest at 5%. The obligation is collateralized by the equipment under lease. Total cost and accumulated amortization of the lease equipment was $20,406 and $20,406 at May 31, 2008 and 2007, respectively. Amortization expense on the leased assets is included with depreciation expense.  Future minimum lease payments under capital leases and the net present value of the future minimum lease payments are as follows for the years ending May 31:

2009	$ 325
Total Future Minimum Lease Payments	325
Less Amount Representing Interest	(4)
Present value of Future Minimum Lease Payments	321
Less Current Portion	(321)
Long-Term Capital Lease Obligations	$ 0

Note 5 - Stockholders Equity:

In July 2007, the Company had a single private placement and issued 1,400,000 shares of our restricted commons stock at $0.50 per share for $700,000. No warrants were issued with this issuance.

In September 2007, we subsequently authorized a private placement of up to 12,000,000 shares of our common stock without warrants on a best efforts basis.   The Company sold 2,500,000 shares at $0.20 per share for $500,000 in September 2007. From November 2007 to February 2008, the Company sold 2,500,000 shares at $0.42 per share for total net proceeds of $1,049,965.

In April 2007, we issued 83,334 shares of our restricted common stock to an officer/employee and 83,335 shares of restricted stock to an employee as compensation for services provided. The shares were valued at their fair value of $2.10 per share for a total compensation charge of $350,000.  During the year ended May 31, 2008, the employees voluntarily forfeited the shares issued due to personal tax ramifications and the Company does not intend to replace this form of compensation.  No reversal of the original compensation expense was done as the compensation was given and earned during the prior year.

In December 2006, we initiated a private placement offering of 3,000,000 shares of our common stock and for each share purchased a warrant (one year term) to purchase one share of our common stock at an exercise price of $3.75. The unit was sold at $3.00. As of May 31, 2007 we had sold 533,333 shares and received $1,599,950 in proceeds, net of transaction costs.  As of May 31, 2008, all of the 533,333 warrants have expired unexercised.

In June 2006, we executed a private placement of 3,333,333 shares of our restricted common stock at $0.06 per share, for which we received cash of $200,000.

Stock Splits:

On July 27, 2007, the Board of Directors approved a reverse split of its common stock on a 1 new share for each 3 old shares. Shareholders of record as of the effective date of August 20, 2007, will receive 1 new share for three old shares outstanding. Only the EPS calculation in the statement of operations has been adjusted for this reverse stock split.

Note 6 - Income Taxes:

The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

	May 31
	2008	2007
Expected (benefit) at statutory rate	34%	34%
State taxes	-	-
Increase in valuation allowance	(34% )	(34%)
Effective tax rate	0%	0%

The income tax provision consists of the following for the years ended May 31:

	2008	2007
Current tax provision	$ -	$ -
Deferred tax (benefit)	(487,000)	(346,000)
Change in valuation allowance	487,000	346,000
Total income tax provision	$ -	$ -

The following is a summary of the significant components of the Company's deferred tax, assets and liabilities:

	May 31
	2008	2007
Deferred tax assets:
Net operating loss	$ 1,975,000	$ 1,644,000
Related party accruals	408,000	252,000
Valuation allowance	(2,383,000)	(1,896,000)

Net deferred tax assets	$ -	$ -

Tax law provides for limitation on the use of future net operating loss carryovers should significant ownership changes occur. The Company has net operating loss carry forwards of approximately $5,804,000 that begin to expire in 2018 and continue to expire through the year 2027.

Note 7 - Related Party Transactions:

The Company has a payable due to the majority stockholder totaling $22,980 and $52,876 as of May 31, 2008 and 2007, respectively. These liabilities are for reimbursement of business expenses due the stockholder and for working capital advances. No interest is being charged on these balances.

The Company has included in accounts payable – related party balances due to an entity owned by the majority stockholder totaling $96,912 and $54,826 as of May 31, 2008 and 2007, respectively. These liabilities are for consulting services and reimbursement of business expenses due the entity. No interest is being charged on these balances. The total expenses incurred from this related party were $45,677 and $22,775 for the year ended May 31, 2008 and 2007, respectively.

The minimum royalty expense-related party accrued to Jurak Holdings Limited (related party owned by our majority stockholder) for licenses on the JC Tonic product line remained consistent for both years at $500,000. The royalty agreement requires interest to be accrued on fee payments in arrears as defined in the agreement. The Company recorded interest on the royalty agreement for payments due in arrears of $129,494 and $0 for the year ended May 31, 2008 and 2007, respectively. See Note 8 for additional information.

Note 8 – Commitments:

Operating Lease

The Company rents office and warehouse space in Las Vegas, Nevada under terms of an operating lease which calls for an initial base monthly rental of approximately $6,700, increasing annually, plus common area operating expenses, through June 2009. Rent expense plus common area operating expenses under this agreement for the years ended May 31, 2008 and 2007, was $115,083 and $106,091, respectively.

Minimum lease payments are as follows for the years ending May 31:

2009	$ 87,658
2010	7,305
Total Future Minimum Lease Payments	$ 94,963

Distributor Stock Bonus Plan

Prior to June 1, 2007, the Company offered to its distributors a plan whereby the distributors could earn a stock bonus based on sales and "bonus points." Distributors earned certificates redeemable for one share of the Company's common stock three years after the certificate has been earned. The number of certificates outstanding at May 31, 2008 was 88,160. The liability recorded by the Company for these bonus points was $111,695 at May 31, 2008 and 2007, respectively, which was recorded by the Company at the fair market value of the common stock  on the date that they were earned. During the years ended May 31, 2008 and 2007, respectively, no shares were issued to various distributors under this plan. Effective June 1, 2007, this plan was discontinued and all distributers who had earned certificates under the plan became fully vested. As of September 12, 2008, all 88,160 certificates remain outstanding.

License Agreement-Related Party:

The Company has entered into an intellectual property license agreement with an entity owned by the majority stockholder. Pursuant to the terms and provisions of the License Agreement, we are required to pay the greater of $500,000 for fiscal year 2003 and each calendar year thereafter, during the first ten years of the License Agreement (the "Minimum Royalty Fee"), or eight percent of the net sales price of all license products sold under the License Agreement (the "Continuing Royalty Fee"). After fiscal 2013, we are required to make payments in the amount of the Continuing Royalty Fee. The agreement also requires interest payments of prime plus one percent if the royalty fees are in arrears at the end of a calendar year. The Company is currently in arrears on royalty fees. Accrued royalties and related interest charges due under this license agreement are $1,087,598 and $631,856 at May 31, 2008 and 2007, respectively.

Other Asset – Immune Booster License Agreement:

The Company has entered into a license agreement with Nordic Immotech to purchase raw product to distribute. See Note 3 for additional information. As defined in the agreement, the Company has a minimum purchase commitment of raw product. The supplier has the right to terminate the license agreement, without recourse, if the purchase commitment is not met. The commitment is based on the calendar year as follows: 1,000 kg ($490,000) in 2007, 2,000 kg ($980,000) in 2008 (as amended), 9,000 kg ($4,410,000) in 2009, 15,000 kg ($7,350,000) in 2010 and 20,000 kg ($9,800,000) in 2011. The value of these commitments was determined with pricing as of May 31, 2008.

The supplier has entered into a sublicense agreement with the Company to distribute the product in defined markets, primarily Europe. The Company will receive a royalty of ten percent of sales. The Company has earned $68,088 and $0 in royalties for the years ended May 31, 2008 and 2007, respectively.

The agreement permits the Company to include 100% of raw product sold by the supplier, during calendar year 2007 and 2008, and 50% of raw product sold by the supplier, during subsequent calendar years, along with the Company’s own purchases, in the determination of meeting the minimum commitment as defined in the agreement. The Company has met the minimum purchase commitment for calendar year 2007.

Endorsement and Consulting Agreement:

The Company has entered into an endorsement and consulting agreement with a film and television actor to promote the immune booster product line. The one year agreement was effective May 1, 2008, with a Company option to extend two years. The Company has a minimum commitment of $42,000 during the first year. There are escalator clauses based on sales milestones, as defined in the agreement, which could cause the commitment to increase. The Company has expensed $2,000 and $0 for the year ended May 31, 2008, relating to this agreement.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Such information is accumulated and communicated to management, including our Chief Executive Officer / Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of May 31, 2008, our management, with the participation of our Chief Executive Officer / Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer / Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of May 31, 2008, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of May 31, 2008, our Chief Executive Officer / Chief Financial Officer has concluded that the financial statements included in this Annual Report on Form 10-KSB present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America ("GAAP").

Report of Management on LifeQuest World Corporation’s Internal Control Over Financial Reporting

Our principal executive officer (chief executive officer and chief accounting officer), and other members of management of LifeQuest World Corporation, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, our internal controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. The following material weaknesses have been identified by members of our management and reported to the audit committee:

o

Currently, the sole Board Member acts in the capacity of the Audit Committee. This individual lacks independence and is not considered a financial expert. It is management’s view that such a committee,

including financial expertise and independent membership, is an utmost important entity level control over the Company’s financial statement.

o

We did not maintain proper segregation of duties for the preparation of our financial statements. As of May 31, 2008, the majority of the preparation of the financial statements was carried out by an independent contractor. The independent contractor prepared routine and non-routine journal entries, processed certain transactions, prepared certain account reconciliations, selected accounting principles, and prepared interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles without review and approval by someone with financial expertise for overseeing such duties.

o

The Company had insufficient resources to adequately review and approve certain account reconciliations and journal entries prepared by personnel without technical accounting and reporting expertise.

o

We have a history of entering into legal arrangements or agreements with significant financial statement implications without timely and complete supporting documentation, such as private equity placements. This has potential for improper application of accounting principles and related financial reporting of such transactions.

o

The Company has not adopted a Code of Ethics and Code of Conduct to provide guidance for our directors, officers and employees.

As of May 31, 2008, our management, with the participation of our chief executive officer and chief financial officer, documented our control environment, however, management did not assess our internal control over financial reporting based on criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of this review, material weaknesses were identified, as described above, and, management has concluded that our internal controls over financial reporting were not effective as of May 31, 2008. Carver, Moquist & O’Connor, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2008.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the most recent fiscal quarter ended May 31, 2008, that materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

The Company is continuing its efforts to address deficiencies in internal control over financial reporting. Management and the Board of Directors believe, as the Company receives further funding through private placements and growth in operations, it will be able to invest in remediating the identified weaknesses.

ITEM 8B. OTHER INFORMATION

None.

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

As of the date of this Annual Report, our directors and executive officers, their ages and positions held are as follows:

NAME	AGE	OFFICES HELD
Anthony C. Jurak	70	Director, Chairman of the Board and Chief Executive Officer, President and Secretary
Roger Theriault	62	Director, President (through May 31, 2008)
Maria J. Guedes	39	Vice President of Operations/Assistant Secretary

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

Roger Theriault. Mr. Theriault was our President and a director through May 31, 2008 at which time he resigned form his executive positions. Mr. Theriault was also the director of national sales for Shaklee Canada from 1979 to 1984. During that time, he was primarily involved in marketing and sales and responsible for three regional sales managers and more than 100,000 distributors. Mr. Theriault was the founder of Nova Sante Pacific International where he worked from 1989 to 1994. Since 1995, he has been a consultant to Triple Gold (Ecuador), Radical Advance Technologies and CiDem (France).

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

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

The audit committee operates under a written charter adopted by the Board of Directors during June 2004.  As of the date of this Annual Report, Anthony Jurak has been appointed to our audit committee.  Mr. Jurak is not “independent” within the meaning of Rule 10A-3 under the Exchange Act.  The Board of Directors has determined that there is not a financial expert serving on the audit committee.  We are currently involved in appointing a financial expert to the audit committee, but haven’t finalized such appointment as of the date of this Annual Report.

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

ITEM 10. EXECUTIVE COMPENSATION

During fiscal years ended May 31, 2008 and 2007, certain officers were compensated for their role as executive officers. As of the date of this Annual Report, we do not have any stock option, pension, annuity, insurance, profit sharing or similar benefit plans. Executive compensation is subject to change concurrent with our requirements. We do not have employment agreements with any of our officers.

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

SUMMARY COMPENSATION TABLE

Compensation

We do not currently have a compensation committee. Compensation decisions are made from time-to-time by our Board of Directors with no established policies or formulas. The following table sets forth the compensation received by officers.

Long Term Compensation
		Annual Compensation			Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Anthony Jurak Chief Executive Officer/ Secretary, Chairman of the Board, Director, President	2008 2007	$66,000 $66,000	Nil Nil	Nil Nil	None None	Nil Nil	None None	$27,651 $23,661
Roger Theriault Former President and Director	2008 2007	$33,821 $50,248	Nil Nil	Nil Nil	None None	Nil Nil	None None	$18,958 $15,678
Maria J. Guedes, V.P. Operations, Assistant-Secretary	2008 2007	$65,000 $75,000	Nil Nil	Nil Nil	None $175,000 (1)	Nil Nil	None None	$14,012 $10,961

(1) In November 2007, these shares were cancelled and returned to treasury.

Stock Options/SAR Grants In Fiscal Year Ended May 31, 2008

As of the date of this Annual Report, we do not have a stock option plan in effect. The following reflects the information for fiscal year ended May 31, 2008, regarding stock options. No stock options were granted in any previous fiscal years.

Name	Number of Securities Under Options/SARs Granted	% of Total Options/SARs Granted to Employees in Financial Year	Exercise or Base Price ($/Security)	Expiration Date
Not Applicable	Nil	Nil	Nil	Not applicable

Long Term Incentive Plan (“LTIP”) Awards Table

We have no long-term incentive plans in place and therefore there were no awards made under any long-term incentive plan to any of the above executive officers during fiscal year ended May 31, 2008.

EMPLOYMENT AGREEMENTS

As of the date of this Annual Report, we do not have any employment agreements with our executive officers, but we intend to enter into such agreements with our senior executive officers in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of May 31, 2008, there are 40,478,830 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	Anthony C. Jurak (1) (2) Chief Executive Officer/ Secretary, Chairman of the Board, Director	16,564,769	40.92%
Common	Roger Theriault (1) (3) (4) President, Director	2,365,401	5.84%
Common	Executive Officers/Directors as a group	18,930,170	46.76%

(1) The address for all management is 1181 Grier Drive, Suite C, Las Vegas, Nevada 89119.

(2) 9,837,284 shares held by Jurak Holdings Limited, 4478 97th Street, Edmonton, Alberta, Canada T6E 5R9, of which Anthony Jurak is the sole beneficiary.

(3) 1,153,532 shares held in trust by Ameritrade Inc FBO Bentley Group of Nevada LLC, c/o 1181 Grier Drive, Suite C, Las Vegas, Nevada 89119, of which Roger Theriault is the sole beneficiary.

(4) 1,195,202 shares held in trust by Ameritrade Inc FBO Seabreeze Group LLC, c/o 1181 Grier Drive, Suite C, Las Vegas, Nevada 89119, of which Roger Theriault is the sole beneficiary.

CHANGES IN CONTROL

Our Board of Directors is unaware of any arrangement or understanding among the individuals listed in the beneficial ownership table with respect to election of our directors or other matters. We are unaware of any contract or other arrangement of which may at a subsequent date result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On approximately January 1, 1999, we entered into an intellectual property license agreement (the “License Agreement”) with Jurak Holdings Limited, a corporation organized under the laws of the Province of Alberta and an affiliate of our Chief Executive Office and one of our directors, Anthony Jurak.  Pursuant to the terms and provisions of the License Agreement, beginning with fiscal year 2003, for a term of ten (10) years, we are required to pay annually the greater of $500,000 (“Minimum Royalty Fee”) or eight percent (8%) of the net sales revenue (“Continuing Royalty Fee”) of all licensed products sold under the license agreement.  After fiscal 2013, we are required to make payments in the amount of the Continuing Royalty Fee.  As of May 31, 2008, the amount of the Accrued Minimum Royalty Fee due and owing is $1,087,598.

ITEM 13. EXHIBITS

(a)

Exhibit List

31.1     Certificate pursuant to Rule 13a-14(a)

31.2     Certification pursuant to Rule 13a-14(a)

32.1     Certificate pursuant to 18 U.S.C. Subsection 1350

32.2     Certificate pursuant to 18 U.S.C. Subsection 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents fees for audit and other services provided by Carver Moquist & O'Connor, LLC for the years ended May 31, 2008 and 2007:

	Year Ended
	May 31,	May 31,
	2008	2007

Audit fees (1)	$36,260	$34,708
Audit-related fees (2)	8,999	10,049
Tax fees (3)	5,620	7,154
All other fees (4)	--	--

Total Fees	$50,879	$51,911

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

LifeQuest World Corporation

(Registrant)

By

/s/ Anthony Jurak

Anthony Jurak
Chairman, Chief Executive Officer, Director and President

Date

September  15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

/s/ Anthony Jurak

Anthony Jurak
Chairman, Chief Executive Officer, Director and President

Date

September 15, 2008