Form 10-Q
period 2008-08-31
LIFEQUEST WORLD CORP
filed 2008-10-20
CIK 1060888

FORM 10-Q UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2008
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 333-61801
LIFEQUEST WORLD CORPORATION
(Exact name of registrant as specified in its charter)
MINNESOTA	88-0407679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1181 Grier Drive, Suite C, Las Vegas, NV 89119-3746
(Address of principal executive offices) (Zip Code)
(702) 914-9688
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ] .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]. No [X] ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 As of October 6, 2008, there were 40,478,830 shares of the issuer’s common stock, $0.001 par value, outstanding.

LIFEQUEST WORLD CORPORATION

INDEX

Page No.

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

                                                   3

Item 2.  Management’s Discussion and Analysis of

Financial Condition and Results of Operations

10

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

15

Item 4T.  Controls and Procedures

15

Part II.  Other Information

Item 1.  Legal Proceedings

16

Item 1.A.  Risk Factors

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.  Defaults Upon Senior Securities

16

Item 4.  Submission of Matters to a Vote of Security Holders

16

Item 5.  Other Information

16

Item 6.  Exhibits

16

LIFEQUEST WORLD CORPORATION
CONSOLIDATED BALANCE SHEETS

Item 1. Consolidated Financial Statements

	August 31	May 31
Assets:	2008	2008
	(unaudited)	(audited)
	____________	____________
Current assets:
Cash and cash equivalents	$ -	$ 16,336
Accounts receivable	-	11,646
Inventories, net	298,780	277,879
Prepaid expenses and advances	6,374	10,920
	____________	____________
Total current assets	305,154	316,781
	____________	____________

Office furnishings and equipment, net	26,306	6,024
	____________	____________
Other assets:
Deposits	9,919	6,745
Intangible asset, net	2,388,343	2,388,699
	____________	____________
Total other assets	2,398,262	2,395,444
	____________	____________

Total Assets	$ 2,729,722	$ 2,718,249
	____________	____________
	____________	____________

Liabilities and Stockholders' Equity:

Current liabilities:
Checks written in excess of bank balance	$ 24,048	$ -
Current portion of capital lease obligation	81	321
Accounts payable	202,256	163,358
Accounts payable-related party	96,912	96,912
Accrued compensation and benefits	240,967	215,018
Accrued royalties-related party	1,218,499	1,087,598
Payable to stockholder/officers	161,849	22,980
	____________	____________
Total current liabilities	1,944,612	1,586,187

Capital lease obligations, net of current portion	-	-
	____________	____________

Total liabilities	1,944,612	1,586,187
	____________	____________
Stockholders' equity:
Common stock, par value $0.001 per share, 150,000,000 shares authorized, 40,478,830 shares issued and outstanding at
August 31, 2008 and May 31, 2008, respectively	40,479	40,479
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized, no shares issued or outstanding at
August 31, 2008 and May 31, 2008, respectively	-	-
Additional paid-in capital	8,559,885	8,559,885
Accumulated deficit	(7,815,254)	(7,468,302)
	____________	____________
Total stockholders' equity	785,110	1,132,062

	____________	____________

Total Liabilities and Stockholders' Equity	$ 2,729,722	$ 2,718,249
	____________	____________
	____________	____________

See accompanying notes to unaudited consolidated financial statements.

LIFEQUEST WORLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

Three months ended August 31,
	2008	2007
Revenue:
Sales-product	$162,157	$282,504
Royalty income-immune booster	-	-
Total Revenue	162,157	282,504

Cost of sales	32,189	76,356

Gross profit	129,968	206,148

Royalty expense-related party	125,000	125,000

Distribution, selling and
administration expenses	341,156	399,914

Loss from operations	(336,188)	(318,766)

Other income and (expenses)
Interest expense	(10,764)	(30,658)
Total other income and
(expense), net	(10,764)	(30,658)

Net loss before income taxes	(346,952)	(349,424)

Income tax expense	-	-

Net loss	$(346,952)	$(349,424)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average outstanding common shares-
basic and diluted	40,478,830	34,412,985	(a)

(a) Reflects the 1 for 3 reverse stock split effective August 20, 2007.

See accompanying notes to unaudited consolidated financial statements.

LIFEQUEST WORLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three months ended August 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (346,952)	$ (349,424)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	776	2,243
Changes in operating assets and liabilities:
Accounts receivable	11,646	(24,708)
Inventories	(20,901)	(27,291)
Prepaid expenses and advances	4,546	(1,521)
Deposits	(3,174)	21,739
Accounts payable	38,898	17,205
Accrued expenses	156,850	83,500
	____________	____________
Net cash used in operating activities	(158,311)	(278,257)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office furnishings and equipment	(20,702)	-
	____________	____________
Net cash used in investing activities	(20,702)	-
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Checks issued in excess of bank balance	24,048	-
Proceeds from issuance of common stock, net of issuance costs	-	700,000
Payments on installment payable-immune booster license	-	(465,098)
Payments on capital lease obligations	(240)	(228)
Advances from (repayment to) stockholder/officer	138,869	(21,940)
	____________	____________
Net cash provided by financing activities	162,677	212,734
	____________	____________

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,336)	(65,523)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,336	197,338
	____________	____________

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ 131,815
	____________	____________
	____________	____________

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated balance sheets of LifeQuest World Corporation (the “Company”, “We”) as of August 31, 2008 and the related unaudited consolidated statements of operations for the three months ended August 31, 2008 and 2007 and the unaudited consolidated statements of cash flows for the three-month periods then ended have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2008 and 2007 and for the three months then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2008 audited financial statements and Form 10-KSB.  The results of operations for the period ended August 31, 2008 are not necessarily indicative of the operating results for the entire year.

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

NOTE 2 – COMPANY’S CONTINUED EXISTENCE:

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial losses and has a significant working capital deficit.  The Company intends to generate positive cash flows from operations through increased sales utilizing the network of distributors in place and from financing activities by issuing additional stock, and obtaining necessary capital through additional advances from the Company’s principal stockholder or through private placements. There can be no assurance the Company will be able to obtain additional capital from private placements in the future.  The Company has no other committed sources or arrangements for additional financing.

The financial statements do not include any adjustment relating to recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue to exist.

NOTE 3 – INVENTORIES:

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

          August 31

               May 31

2008

2008

Finished goods and supplies

$

142,599

$

117,593

Raw materials

166,181

170,286

Allowance for obsolescence

(10,000)

(10,000)

Total

$

298,780

$

277,879

NOTE 4 – INTANGIBLE ASSET:

On December 1, 2006, the Company purchased, through an exclusive license and distribution agreement, the worldwide marketing rights to the most powerful, natural immune booster discovered to date (ImmunXT), as stated by the scientific research team that developed the product. These rights have been acquired from Nordic Immotech Trading APS, a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. The agreement has an initial term of five years. The agreement automatically renews an additional five years if minimum purchase commitments are met.

The total recorded cost of the license was $2,390,721. The Company began marketing the product domestically in February 2008. The Company began amortizing the license at that time and is calculating the amortization over the estimated sales volume that is anticipated over the remaining term of the licensed agreement to properly match revenue and expenses. The accumulated amortization for the period ended August 31, 2008 and May 31, 2008, was $2,378 and $2,022, respectively.

Under this license agreement, the Company has minimum purchase commitments for the calendar years as follows: 2007-1,000 Kilograms (Kg) ($490,000), 2008-2,000 Kg ($980,000) (as amended), 2009-9,000 Kg ($4,410,000), 2010-15,000 Kg ($7,350,000), and 2011 and each year thereafter-20,000 Kg ($9,800,000). If the Company fails to meet the minimum purchase requirements, Nordic Immotech has the right to terminate their license agreement with three months’ written notice from the expiration of the applicable calendar year. The Company has met the minimum purchase requirements for calendar year 2007. The value of these commitments was determined with pricing as of August 31, 2008.

As part of the license agreement noted above, Nordic Immotech shall pay the Company a royalty of ten percent (10%) of net sales of raw materials sold by Nordic and or affiliates to independent third parties in territories outside of the United States.

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

NOTE 5 –DISTRIBUTOR STOCK BONUS PLAN:

Prior to June 1, 2007, The Company offered to its distributors a plan whereby the distributors could earn a stock bonus based on sales and “bonus points.” Distributors earned certificates redeemable for one share of the Company’s common stock three years after the certificate has been earned. The number of certificates outstanding at August 31, 2008 and May 31, 2008 were 88,160. The liability recorded by the Company for these bonus points was $111,695 at August 31, 2008 and May 31, 2008 which was recorded by the Company at the fair value of the common stock on the date they were earned. During the three month period ended August 31, 2008 and year ended May 31, 2008; no shares were issued to various distributors under this plan. Effective June 1, 2007 this plan was discontinued and all distributors who had earned certificates under the plan became fully vested.  As of October 15, 2008, all 88,160 certificates remain outstanding.

NOTE 6 – CONTINGENCIES:

In the ordinary course of business, the Company is exposed to legal actions and threatened claims and incurs costs to defend against such legal actions and claims.  Company management is not aware of any such outstanding, pending or threatened action, claim or other circumstance that would materially affect the Company’s financial position or results of operations.

NOTE 7 - INCOME TAXES:

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

NOTE 8 – RELATED PARTY TRANSACTIONS:

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

For the three months ended August 31, 2008 and 2007, the minimum royalty fee for the amount of $125,000 was expensed. The accrued payments due and owing to JHL under the License Agreement for the Minimum Royalty Fee and the Continuing Royalty Fee were $1,218,499 and $1,087,598 at August 31, 2008 and May 31, 2008, respectively. The amount owed as of August 31, 2008 includes interest of $16,850 which was recorded due to continued delinquent payments.

The Company has a payable due to the majority stockholder totaling $161,849 and $22,980 at August 31, 2008 and May 31, 2008, respectively. These liabilities are for reimbursement of business expenses due the stockholder and for working capital advances. No interest is being charged on these balances.

The Company has included in accounts payable – related party balances due to an entity owned by the majority stockholder totaling $96,912 at August 31, 2008 and May 31, 2008, respectively. These liabilities are for consulting services and reimbursement of business expenses due the entity. No interest is being charged on these balances.

NOTE 9 – COMMITMENT

The Company has entered into an endorsement and consulting agreement with a film and television actor to promote the immune booster product line. The one year agreement was effective May 1, 2008, with a Company option to extend two years. The Company has a minimum commitment of $42,000 during the first year. There are escalator clauses based on sales milestones, as defined in the agreement, which could cause the commitment to increase. The Company has expensed $7,000 for the quarter ended August 31, 2008, relating to this agreement.

NOTE 10 – SUBSEQUENT EVENT:

In September 2008, the Board of Directors has designated 10,000,000 of 50,000,000 total authorized preferred shares as Series B. The Series B preferred shares have no liquidating or other preference, cannot be converted to common stock and have no dividend rights. However, each Series B preferred share has the equivalent of ten common shares for voting rights. The Company will vote with Series B preferred stock and common stock shareholders as one class.  As of October 15, 2008, no shares of the Series B preferred have been sold.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRNOUNCEMENTS

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “ Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 15, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. We are required to apply SFAS No. 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.

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

LifeQuest World Corporation has recently acquired the worldwide rights to a new, patented Immune-Stimulatory extract from marine sourced Spirulina developed by leading research scientists at the National Center for Natural Product Research (NCNPR) at the University of Mississippi.  LifeQuest had a limited introduction through its distributors its initial launch of ImmunXT in February 2008. The product named ImmunXT was researched and developed over a ten year period with exhaustive clinical and scientific testing with benchmark criteria that it had to be 100% natural and certified vegetarian.  Per the studies done by NCNPR, ImmunXT is one of the most powerful Immune-Stimulatory extracts, specifically with respect to macrophage activation within the innate immune system.  Recent research has shown that the innate immune system, primarily in the digestive tract, is the body’s first line of defense and its main function is to guard the body against disease and invasion by harmful pathogens.

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

LifeQuest products also must meet the requirements of strong functionality and be results-based because we design product research on the principle that functional, beneficial nutritional products are desired by consumers today. The consumer understands that good nutritional practices may reduce the risk of disease. LifeQuest’s products have been developed to enhance immune competence, detoxification, functionality at the cellular level and promote digestive health. LifeQuest believes that an optimal immune system, positive cellular function and digestive health are vital and beneficial for overall, better physical health.

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited financial statements and the notes thereto, included in our 10-KSB filed for the year ended May 31, 2008. Our financial statements are prepared in accordance with U.S. GAAP.

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

Three months Ended August 31, 2008 Compared to Three months Ended August 31, 2007

Total revenue for the three months ended August 31, 2008 was $162,157 compared to $282,504 in the same period ended in 2007.  Gross profit was $129,968 for the three months ended August 31, 2008 compared to $206,148 for the same period ended in 2007, as further discussed below. The net loss during the three months ended August 31, 2008 was $346,952 compared to a net loss of $349,424 in the same period ended in 2007.

Sales and Gross Profit

All revenue for the three months ended August 31, 2008 and 2007, respectively, were for product sales. The Company recorded $24,400 in sales for the new ImmunXT product line for the three months ended August 31, 2008 and none for the comparable period. There was no royalty income due from Nordic Immotech for their sales of our natural immune booster product in Europe during either three month period ended. Sales by Nordic Immotech were expected to be sporadic in fiscal 2009 as they continue to introduce the ImmunXT product in new markets.  They also tend to sell product in bulk to large distributers which is a different marketing model than the Company.

Gross profit in the three months ended August 31, 2008 decreased to $129,968 compared to $206,148 in the same period ended in 2007. Gross profit as a percentage of revenue increased slightly to 80% in the three months ended August 31, 2008 compared to 73% in the same period ended in 2007. The increase in gross profit as a percentage of sales is due to product mix and continued effort by management to control costs.

Royalty Expense-Related Party

The minimum royalty expense-related party accrued to Jurak Holdings Limited (related party) remained consistent for both periods at $125,000.

Distribution, Selling and Administrative Expenses

Total distribution, selling and administrative expenses for the three months ended August 31, 2008 were $341,156 compared with $399,914 for the same period ended in 2007. The selling and administrative expenses decreased slightly compared to 2007. Management continues to monitor and control expenses including eliminating personnel during 2008. We anticipate increasing personnel and related distribution, selling and administrative expenses as the new ImmunXT product line grows in sales.

Interest expense for the three months ended August 31, 2008 was $10,764 compared with $30,658 for the same period in the prior year. Current year interest costs decreased compared to prior year due to imputed interest expense on the purchase of the Nordic License agreement during 2007. This agreement was paid in full prior to the three months ended August 31, 2008.

Liquidity and Capital Resources

Three Month Period Ended August 31, 2008

We have historically had more expenses and cost of sales than revenue in each year of our operations. The accumulated deficit as of August 31, 2008 was $7,815,254.  Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and sales revenue. In connection with our business plan, management anticipates that there may be additional increases in operating expenses and capital expenditures relating to the new immune booster products. We intend to finance these expenses with further issuances of our securities and revenues from operations. Therefore, we expect we may need to raise additional capital and increase our revenues to meet long-term operating requirements.

At August 31, 2008, the Company had $0 of cash compared to $16,336 of cash at May 31, 2008.  The Company had current assets of $305,154 and current liabilities of $1,944,612 at August 31, 2008 compared to current assets of $316,781 and current liabilities of $1,586,187 at May 31, 2008.

Net cash used in operating activities was $158,311 during the three months ended August 31, 2008 compared to net cash used in operating activities of $278,257 in the same period ended in 2007. The decrease in cash used by operations was primarily due to the increase in current liabilities as the Company continues to monitor its cash needs during the three months ended August 31, 2008.

Net cash used in investing activities was $20,702 in the first three months ended August 31, 2008 compared to $0 in the same period ended in 2007. The increase in 2008 was due to the investment in equipment needed for the new ImmunXT product line.

Net cash provided by financing activities was $162,677 during the three months ended August 31, 2008 compared to net cash provided by financing activities in the same period in 2007 of $212,734.  During the quarter ended August 31, 2008, our primary source of funding came from advances from our officer / stockholder totaling $138,819.  Issuance of common stock from a private placement in excess of cash due on the installment note payments for the immune booster license resulted in the three months ended August 31, 2007 having more cash provided by financing activities than 2008.  No common stock sales occurred during the quarter ended August 31, 2008.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgements underlying them, are discussed in our fiscal 2008 Form 10-KSB in Note 1- Summary of Significant Accounting Policies included in our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies during the period ended August 31, 2008. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial conditions:

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

Recently Isssued Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “ Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 15, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. We are required to apply SFAS No. 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.

Off Balance Sheet Arrangements

None.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments consist mostly of cash. Our only risk is interest rates which is not considered significant.

The Company does not hold foreign currency since we do not transact business in foreign currencies, and therefore have no currency exposure. We do not enter into futures or forward commodity contracts since we have no market risk exposure with respect to commodity prices.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934) was carried out by the Company under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective due to a lack of segregation of duties in our accounting and financial functions, including our lack of financial expertise relating to our financial reporting and our quarterly close process. See our Form 10-KSB for additional information on this matter. Due to our lack of sufficient capital, management has concluded that with certain oversight controls that are in place, the risks associated with the lack of segregation of duties and lack of internal financial expertise are not sufficient to justify the costs of potential benefits to be gained by adding additional employees at this time. Management intends to periodically reevaluate this situation. If we secure sufficient capital, we expect to examine the possibility of increasing staffing to mitigate the current lack of segregation of duties within the accounting and financial functions.

Notwithstanding the material weaknesses referred to above that continued to exist as of August 31, 2008, our Chief Executive/Financial Officer has concluded that the financial statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, during the quarter ended August 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our common stock involves a number of very significant risks. See our Form 10-KSB for additional information on this matter.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were none during the three months ended August 31, 2008.

ITEM 3.    Defaults on Senior Securities

None.

ITEM 4.    Submission of matters to a Vote of Security Holders

None.

Item 5.    Other Information

No items occurred during the period of this report which would have been required to be reported in a Form 8-K which have not been reported.

Item 6.   Exhibits

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

Date:  October 16, 2008

Chief Executive Officer and

Acting Chief Accounting Officer