Form 10-Q
period 2008-11-30
LIFEQUEST WORLD CORP
filed 2009-01-20
CIK 1060888

FORM 10-Q UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 30, 2008
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]. No [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate the number of shares outstanding of each of the issuer's classes of common and preferred stock, as of the latest practicable date.

 As of January 14, 2009, there were 44,645,497 shares of the issuer’s common stock, $0.001 par value, outstanding and 10,000,000 shares of the issuer’s Series B preferred stock, $0.001 par value, outstanding.

LIFEQUEST WORLD CORPORATION

INDEX

Page No.

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

                                                   4

Item 2.  Management’s Discussion and Analysis of

Financial Condition and Results of Operations

12

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

18

Item 4T.  Controls and Procedures

18

Part II.  Other Information

Item 1.  Legal Proceedings

19

Item 1.A.  Risk Factors

19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.  Defaults Upon Senior Securities

19

Item 4.  Submission of Matters to a Vote of Security Holders

19

Item 5.  Other Information

19

Item 6.  Exhibits

19

LIFEQUEST WORLD CORPORATION
CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements

	November 30	May 31
Assets:	2008	2008
	(unaudited)	(audited)
	____________	____________
Current assets:
Cash and cash equivalents	$ -	$ 16,336
Accounts receivable	-	11,646
Inventories, net	274,853	277,879
Prepaid expenses and advances	9,446	10,920
	____________	____________
Total current assets	284,299	316,781
	____________	____________

Office furnishings and equipment, net	29,171	6,024
	____________	____________
Other assets:
Deposits	9,744	6,745
Intangible asset, net	2,387,465	2,388,699
	____________	____________
Total other assets	2,397,209	2,395,444
	____________	____________

Total Assets	$ 2,710,679	$ 2,718,249
	____________	____________
	____________	____________

Liabilities and Stockholders' Equity:

Current liabilities:
Checks written in excess of bank balance	$ 31,383	$ -
Current portion of capital lease obligation	-	321
Accounts payable	237,269	163,358
Accounts payable-related party	96,912	96,912
Accrued compensation and benefits	253,451	215,018
Accrued royalties-related party	1,345,957	1,087,598
Payable to stockholder/officers	187,107	22,980
	____________	____________
Total current liabilities	2,152,079	1,586,187

Capital lease obligations, net of current portion	-	-
	____________	____________

Total liabilities	2,152,079	1,586,187
	____________	____________
Stockholders' equity:
Common stock, par value $0.001 per share, 150,000,000 shares authorized, 40,478,830 shares issued and outstanding at
November 30, 2008 and May 31, 2008, respectively	40,479	40,479
Series B preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 10,000,000 and no shares issued and outstanding at
November 30, 2008 and May 31, 2008, respectively	10,000	-
Undesignated preferred stock, par value $0.001 per share, 40,000,000 shares authorized, no shares issued or outstanding at
November 30, 2008 and May 31, 2008, respectively	-	-
Additional paid-in capital	8,549,885	8,559,885
Accumulated deficit	(8,041,764)	(7,468,302)
	____________	____________
Total stockholders' equity	558,600	1,132,062

	____________	____________

Total Liabilities and Stockholders' Equity	$ 2,710,679	$ 2,718,249
	____________	____________
	____________	____________

See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

Three months ended November 30			Six months ended November 30
	2008	2007	2008	2007
Revenue:
Sales-product	$193,488	$274,989	$355,645	$557,493
Royalty income-immune booster	-	-	-	-
Total Revenue	193,488	274,989	355,645	557,493

Cost of sales	42,828	56,036	75,017	132,392

Gross profit	150,660	218,953	280,628	425,101

Royalty expense-related party	125,000	125,000	250,000	250,000

Distribution, selling and
administration expenses	248,111	345,198	589,267	745,112

Loss from operations	(222,451)	(251,245)	(558,639)	(570,011)

Other income and (expenses)
Interest expense	(4,059)	(19,565)	(14,823)	(50,223)
Total other income and
(expense), net	(4,059)	(19,565)	(14,823)	(50,223)

Net loss before income taxes	(226,510)	(270,810)	(573,462)	(620,234)

Income tax expense	-	-	-	-

Net loss	$(226,510)	$(270,810)	$(573,462)	$(620,234)

Basic and diluted loss
per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average
outstanding common shares-
basic and diluted	40,478,830	36,179,414	40,478,830	35,544,668

See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six months ended November

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (573,462)	$ (620,234)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	2,218	3,285
Changes in operating assets and liabilities:
Accounts receivable	11,646	(35,906)
Inventories	3,026	(105,341)
Prepaid expenses and advances	1,474	4,245
Deposits	(2,999)	18,552
Accounts payable	73,911	120,921
Accrued expenses	296,792	125,661
	____________	____________
Net cash used in operating activities	(187,394)	(488,817)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office furnishings and equipment	(24,131)	-
	____________	____________
Net cash used in investing activities	(24,131)	-
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Checks issued in excess of bank balance	31,383	-
Proceeds from issuance of common stock, net of issuance costs	-	1,699,965
Payments on installment payable-immune booster license	-	(1,384,513)
Payments on capital lease obligations	(321)	(460)
Advances from (repayment to) stockholder/officer	164,127	(23,513)
	____________	____________
Net cash provided by financing activities	195,189	291,479
	____________	____________

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,336)	(197,338)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,336	197,338
	____________	____________

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ -
	____________	____________
	____________	____________

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated balance sheets of LifeQuest World Corporation (the “Company”, “We”) as of November 30, 2008 and the related unaudited consolidated statements of operations for the three and six months ended November 30, 2008 and 2007 and the unaudited consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2008 and 2007 and for the six months then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2008 audited financial statements and Form 10-KSB.  The results of operations for the period ended November 30, 2008 are not necessarily indicative of the operating results for the entire year.

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

NOTE 2 – COMPANY’S CONTINUED EXISTENCE:

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial losses and has a significant working capital deficit.  The Company intends to generate positive cash flows from operations through increased sales from its new ImmunXT product utilizing the network of distributors in place and from financing activities by issuing additional stock, and obtaining necessary capital through additional advances from the Company’s principal stockholder or through private placements. There can be no assurance the Company will be able to obtain additional capital from private placements in the future.  The Company has no other committed sources or arrangements for additional financing.

The financial statements do not include any adjustment relating to recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue to exist.

NOTE 3 – INVENTORIES:

Inventories summarized below are priced at the lower of cost (first-in, first-out) or market:

     November 30

               May 31

2008

2008

Finished goods and supplies

$

167,672

$

117,593

Raw materials

117,181

170,286

Allowance for obsolescence

(10,000)

(10,000)

Total

$

274,853

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

The total recorded cost of the license was $2,390,721. The Company began marketing the product domestically in February 2008. The Company began amortizing the license at that time and is calculating the amortization over the estimated sales volume that is anticipated over the remaining term of the licensed agreement to properly match revenue and expenses. The accumulated amortization for the period ended November 30, 2008 and May 31, 2008, was $3,256 and $2,022, respectively.

Under this license agreement, the Company has minimum purchase commitments for the calendar years as follows: 2007-1,000 Kilograms (Kg) ($490,000), 2008-2,000 Kg ($980,000) (as amended), 2009-9,000 Kg ($4,410,000), 2010-15,000 Kg ($7,350,000), and 2011 and each year thereafter-20,000 Kg ($9,800,000). If the Company fails to meet the minimum purchase requirements, Nordic Immotech has the right to terminate their license agreement with three months’ written notice from the expiration of the applicable calendar year. The Company has met the minimum purchase requirements for calendar year 2007. The 2008 purchase commitment was renegotiated (see Note 11). The value of these commitments was determined with pricing as of November 30, 2008.

As part of the license agreement noted above, Nordic Immotech shall pay the Company a royalty of ten percent (10%) of net sales of raw materials sold by Nordic and or affiliates to independent third parties in territories outside of the United States.

In a separate agreement, the Company was granted an option to purchase all the shares in Nordic Immotech. Subject to the terms and conditions of the separate agreement, the Company had the option to purchase all of the shares of Nordic Immotech (170,000 shares) at a fixed price of $76.47 per share for a total of $13,000,000 anytime before December 1, 2008. This was renegotiated subsequent to November 30, 2008 (see Note 11).

NOTE 5 –DISTRIBUTOR STOCK BONUS PLAN:

Prior to June 1, 2007, the Company offered to its distributors a plan whereby the distributors could earn a stock bonus based on sales and “bonus points.” Distributors earned certificates redeemable for one share of the Company’s common stock three years after the certificate has been earned. The number of certificates outstanding at November 30, 2008 and May 31, 2008 were 88,160. The liability recorded by the Company for these bonus points was $111,695 (included in accrued compensation and benefits) at November 30, 2008 and May 31, 2008 which was recorded by the Company at the fair value of the common stock on the date they were earned. During the six month period ended November 30, 2008 and year ended May 31, 2008; no shares were issued to any distributors under this plan. Effective June 1, 2007, this plan was discontinued and all distributors who had earned certificates under the plan became fully vested.  As of January 20, 2009, all 88,160 certificates remain outstanding.

NOTE 6 – PREFERRED STOCK ISSUANCE:

In September 2008, the Board of Directors has designated 10,000,000 of 50,000,000 total authorized preferred shares as Series B. The Series B preferred shares have no liquidating or other preference, cannot be converted to common stock or sold and has no dividend rights. However, each Series B preferred share has the equivalent of ten common shares for voting rights. The Company will vote with Series B preferred stock and common stock shareholders as one class.  The Company issued 10,000,000 shares of the Series B preferred stock to our CEO during the period ended November 30, 2008 for his consideration in signing a 2-year employment agreement effective October 15, 2008. If for any reason the CEO terminates his contract and employment with the Company, these preferred shares will be returned to the treasury of the Company.

NOTE 7 – CONTINGENCIES:

In the ordinary course of business, the Company is exposed to legal actions and threatened claims and incurs costs to defend against such legal actions and claims.  Company management is not aware of any such outstanding, pending or threatened action, claim or other circumstance that would materially affect the Company’s financial position or results of operations.

NOTE 8 - INCOME TAXES:

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. The Company has recorded a full valuation allowance for all deferred tax assets due to the significance of its continued operating losses.

NOTE 9 – RELATED PARTY TRANSACTIONS:

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

For the six months ended November 30, 2008 and 2007, the minimum royalty fee for the amount of $250,000 was expensed. The accrued payments due and owing to JHL under the License Agreement for the Minimum Royalty Fee and the Continuing Royalty Fee were $1,345,957 and $1,087,598 at November 30, 2008 and May 31, 2008, respectively. The amount owed as of November 30, 2008 includes interest of $14,823 which was recorded for the six month period ended November 30, 2008 due to continued delinquent payments.

The Company has a payable due to its majority stockholder totaling $187,107 and $22,980 at November 30, 2008 and May 31, 2008, respectively. These liabilities are for reimbursement of business expenses due the stockholder and for working capital advances made to the Company. No interest is being charged on these balances.

The Company has included in accounts payable – related party balances due to an entity owned by the majority stockholder totaling $96,912 at November 30, 2008 and May 31, 2008. These liabilities are for consulting services and reimbursement of business expenses due the entity. No interest is being charged on these outstanding balances.

NOTE 10 – COMMITMENT

The Company has entered into an endorsement and consulting agreement with a film and television actor to promote the immune booster product line. The one year agreement was effective May 1, 2008, with a Company option to extend two years. The Company has a minimum commitment of $42,000 during the first year. There are escalator clauses based on sales milestones, as defined in the agreement, which could cause the commitment to increase. The Company has expensed $17,000 for the six months ended November 30, 2008, relating to this agreement.

NOTE 11 – SUBSEQUENT EVENT:

Subsequent to November 30, 2008, the Company and Nordic Immotech entered into a Standstill Addendum to the purchase agreement and distribution and sublicense agreements related to their exclusive license agreement for the ImmunXT product (see Note 4). The primary intent of this Addendum was to extend the time period to acquire Nordic Immotech and to extend the required minimum purchase commitment of raw product for the calendar year 2008 to March 31, 2009. The Company has a 1,700 kg outstanding purchase commitment of raw product remaining at November 30, 2008 which equates to approximately $833,000.

In consideration for this agreement, the Company has issued Nordic Immotech 4,166,667 shares of common stock with a fair value of $1,000,000 or $0.24 per share in December 2008.  The Company may use the value of these shares to offset the purchase price of Nordic Immotech, if an agreement to purchase Nordic Immotech is reached. The Company also has the option to repurchase these shares for $0.48 per share ($2,000,000) at February 27, 2009 or $0.60 per share ($2,500,000) at March 31, 2009. Nordic

Immotech may not sell these shares without the Company having the right of repurchase prior to March 31, 2009. If no agreement is reached by March 29, 2009, the shares remain with Nordic Immotech and will be fully tradeable.

NOTE 12 – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of common stock outstanding during the periods presented. Diluted earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of common stock outstanding plus all dilutive potential common shares. The Company does not have any dilutive potential common shares for the periods presented.

NOTE 13 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance.  Its adoption did not have a material effect on the Company’s financial statements.

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

In December 2006, LifeQuest World Corporation acquired the worldwide rights to a new, patented Immune-Stimulatory extract from marine sourced Spirulina developed by leading research scientists at the National Center for Natural Product Research (NCNPR) at the University of Mississippi.  LifeQuest had a limited introduction through its distributors in its initial launch of ImmunXT in February 2008. The product named ImmunXT was researched and developed over a ten year period with exhaustive clinical and scientific testing with benchmark criteria that it had to be 100% natural and certified vegetarian.  Per the studies done by NCNPR, ImmunXT is one of the most powerful Immune-Stimulatory extracts, specifically with respect to macrophage activation within the innate immune system.  Recent research has shown that the innate immune system, primarily in the digestive tract, is the body’s first line of defense and its main function is to guard the body against disease and invasion by harmful pathogens.

Along with this scientific team, LifeQuest’s own group has decades of practical research, development and manufacturing experience in nutritional products and maintains a professional awareness of any new life changing products available from major product development centers. To be considered for acquisition, products must have either good reputable academic pedigree, backed with very thorough scientific data, or meet product criteria that have very long substantiated consumer use with extremely credible personal, subjective and objective results.  LifeQuest has made a substantial financial investment along with years of developmental work in the acquisition of ImmunXT.

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

Three months Ended November 30, 2008 Compared to Three months Ended November 30, 2007

Total revenue for the three months ended November 30, 2008 was $193,488 compared to $274,989 in the same period ended in 2007.  Gross profit was $150,660 for the three months ended November 30, 2008 compared to $218,953 for the same period ended in 2007, as further discussed below. The net loss during the three months ended November 30, 2008 was $226,510 compared to a net loss of $270,810 in the same period ended in 2007.

Sales and Gross Profit

All revenue for the three months ended November 30, 2008 and 2007, respectively, were for product sales. The Company recorded $57,640 in sales for the new ImmunXT product line for the three months ended November 30, 2008 and none for the comparable period. There was no royalty income due from Nordic Immotech for their sales of our natural immune booster product in Europe during either three month period ended. Sales by Nordic Immotech were expected to be sporadic in fiscal 2009 as they continue to introduce the ImmunXT product in new markets.  They also tend to sell product in bulk to large distributers which is a different marketing model than what the Company is currently employing.

Sales from our Jurak product line continues to decline because of a decline in new distributers being added compared to prior years.

Gross profit in the three months ended November 30, 2008 decreased to $150,660 compared to $218,953 in the same period ended in 2007. Gross profit as a percentage of revenue decreased slightly to 78% in the three months ended November 30, 2008 compared to 80% in the same period ended in 2007. The decrease in gross profit as a percentage of sales is due to product mix.

Royalty Expense-Related Party

The minimum royalty expense-related party accrued to Jurak Holdings Limited (related party) remained consistent for both periods at $125,000.

Distribution, Selling and Administrative Expenses

Total distribution, selling and administrative expenses for the three months ended November 30, 2008 were $248,111 compared with $345,198 for the same period ended in 2007. The selling and administrative expenses decreased compared to 2007. Management continues to monitor and control expenses including eliminating personnel and other costs as necessary during 2008. We anticipate increasing personnel and related distribution, selling and administrative expenses as the new ImmunXT product line grows in sales.

Interest expense for the three months ended November 30, 2008 was $4,059 compared with $19,565 for the same period in the prior year. Current year interest costs decreased compared to prior year due to imputed interest expense on the purchase of the Nordic License agreement during 2007. This agreement was paid in full prior to the three months ended November 30, 2008.

Six months Ended November 30, 2008 Compared to Six months Ended November 30, 2007

Total revenue for the six months ended November 30, 2008 was $355,645 compared to $557,493 in the same period ended in 2007.  Gross profit was $280,628 for the six months ended November 30, 2008 compared to $425,101 for the same period ended in 2007, as further discussed below. The net loss during the six months ended November 30, 2008 was $573,462 compared to a net loss of $620,234 in the same period ended in 2007.

Sales and Gross Profit

All revenue for the six months ended November 30, 2008 and 2007, respectively, were for product sales. The Company recorded $82,150 in sales for the new ImmunXT product line for the six months ended November 30, 2008 and none for the comparable period. There was no royalty income due from Nordic Immotech for their sales of our natural immune booster product in Europe during either six month period ended. Sales by Nordic Immotech were expected to be sporadic in fiscal 2009 as they continue to introduce the ImmunXT product in new markets.  They also tend to sell product in bulk to large distributers which is a different marketing model than what the Company is currently employing. Sales from our Jurak product line continues to decline because of a decline in new distributers being added compared to prior years.

Gross profit in the six months ended November 30, 2008 decreased to $280,628 compared to $425,101 in the same period ended in 2007. Gross profit as a percentage of revenue increased slightly to 79% in the six months ended November 30, 2008 compared to 76% in the same period ended in 2007. The increase in gross profit as a percentage of sales is due to product mix and continued effort by management to control costs.

Royalty Expense-Related Party

The minimum royalty expense-related party accrued to Jurak Holdings Limited (related party) remained consistent for both periods at $250,000.

Distribution, Selling and Administrative Expenses

Total distribution, selling and administrative expenses for the six months ended November 30, 2008 were $589,267 compared with $745,112 for the same period ended in 2007. The selling and administrative expenses decreased compared to 2007. Management continues to monitor and control expenses including eliminating personnel and other costs as necessary during 2008. We anticipate increasing personnel and related distribution, selling and administrative expenses as the new ImmunXT product line grows in sales.

Interest expense for the six months ended November 30, 2008 was $14,823 compared with $50,223 for the same period in the prior year. Current year interest costs decreased compared to prior year due to imputed interest expense on the purchase of the Nordic License agreement during 2007. This agreement was paid in full prior to the six months ended November 30, 2008.

Liquidity and Capital Resources

Six Month Period Ended November 30, 2008

We have historically had more expenses and cost of sales than revenue in each year of our operations. The accumulated deficit as of November 30, 2008 was $8,041,764.  Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and sales revenue. In connection with our business plan, management anticipates that there may be additional increases in operating expenses and capital expenditures relating to the new immune booster products. We intend to finance these expenses with further issuances of our securities and revenues from operations. Therefore, we expect we may need to raise additional capital and increase our revenues to meet long-term operating requirements.

At November 30, 2008, the Company had $0 of cash compared to $16,336 at May 31, 2008.  The Company had current assets of $284,299 and current liabilities of $2,152,079 at November 30, 2008 compared to current assets of $316,781 and current liabilities of $1,586,187 at May 31, 2008.

Net cash used in operating activities was $187,394 during the six months ended November 30, 2008 compared to net cash used in operating activities of $488,817 in the same period ended in 2007. The decrease in cash used by operations was primarily due to the increase in current liabilities and better management of inventory levels as the Company continues to monitor and conserve its cash during the six months ended November 30, 2008.

Net cash used in investing activities was $24,131 in the first six months ended November 30, 2008 compared to $0 in the same period ended in 2007. The increase in 2008 was due to the investment in equipment needed for the new ImmunXT product line.

Net cash provided by financing activities was $195,189 during the six months ended November 30, 2008 compared to net cash provided by financing activities in the same period in 2007 of $291,479.  During the six months ended November 30, 2008, our primary source of funding came from advances from our officer / stockholder totaling $164,127.  Issuance of common stock from a private placement in excess of cash due on the installment note payments for the immune booster license resulted in the six months ended November 30, 2007 having more cash provided by financing activities than 2008.  No common stock sales occurred during the six months ended November 30, 2008.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgements underlying them, are disclosed in our fiscal 2008 Form 10-KSB in Note 1- Summary of Significant Accounting Policies included in our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies during the period ended November 30, 2008. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

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

Recently Isssued Accounting Pronouncements

 In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance.  Its adoption did not have a material effect on the Company’s financial statements.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934) was carried out by the Company under the supervision and with the participation of our Chief Executive Officer/Chief Accounting Officer and other management personnel.

Based on that evaluation, our Chief Executive Officer/Chief Accounting Officer has concluded that these disclosure controls and procedures were not effective due to a lack of segregation of duties in our accounting and financial functions, including our lack of financial expertise relating to our financial reporting and our quarterly close process. See our Form 10-KSB for additional information on this matter. Due to our lack of sufficient capital, management has concluded that with certain oversight controls that are in place, the risks associated with the lack of segregation of duties and lack of internal financial expertise are not sufficient to justify the costs of potential benefits to be gained by adding additional employees at this time. Management intends to periodically reevaluate this situation. If the Company  secures sufficient capital, we expect to examine the possibility of increasing staffing to mitigate the current lack of segregation of duties within the accounting and financial functions.

Notwithstanding the material weaknesses referred to above that continued to exist as of November 30, 2008, our Chief Executive Officer/Chief Accounting Officer has concluded that the financial statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, during the quarter ended November 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 10,000,000 preferred shares to our CEO during the period ended November 30, 2008 for his consideration in signing a 2-year employment agreement effective October 15, 2008. If for any reason the CEO terminates his contract and employment with the Company, these preferred shares will be returned to the treasury of the Company.

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

Date:  January 20, 2009

Chief Executive Officer and

Acting Chief Accounting Officer