Form 10-Q
period 2009-02-28
LIFEQUEST WORLD CORP
filed 2009-05-06
CIK 1060888

FORM 10-Q UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2009
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 333-61801
LIFEQUEST WORLD CORPORATION
(Exact name of registrant as specified in its charter)
MINNESOTA	88-0407679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8022 S. Rainbow Blvd., Suite 345, Las Vegas, NV 89139
(Address of principal executive offices) (Zip Code)
(702) 914-9688
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.) 1181 Grier Drive, Suite C, Las Vegas, NV 89119-3746

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant is required to submit and post such file).  Yes [  ]    No [X]  Not required.

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

As of April 30, 2009, there were 48,812,164 shares of the issuer’s common stock, $0.001 par value, outstanding and 10,000,000 shares of the issuer’s Series B preferred stock, $0.001 par value, outstanding.

LIFEQUEST WORLD CORPORATION

INDEX

Page No.

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

                                                   4

Item 2.  Management’s Discussion and Analysis of

Financial Condition and Results of Operations

13

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

19

Item 4T.  Controls and Procedures

19

Part II.  Other Information

Item 1.  Legal Proceedings

20

Item 1.A.  Risk Factors

20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.  Defaults Upon Senior Securities

20

Item 4.  Submission of Matters to a Vote of Security Holders

20

Item 5.  Other Information

20

Item 6.  Exhibits

21

LIFEQUEST WORLD CORPORATION
CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements

	February 28	May 31
Assets:	2009	2008
	(unaudited)	(audited)
	____________	____________
Current assets:
Cash and cash equivalents	$ -	$ 16,336
Accounts receivable	-	11,646
Inventories, net	262,885	277,879
Prepaid expenses and advances	16,782	10,920
	____________	____________
Total current assets	279,667	316,781
	____________	____________

Office furnishings and equipment, net	19,107	6,024
	____________	____________
Other assets:
Deposits and other	1,009,507	6,745
Intangible asset, net	2,387,465	2,388,699
	____________	____________
Total other assets	3,396,972	2,395,444
	____________	____________

Total Assets	$ 3,695,746	$ 2,718,249
	____________	____________
	____________	____________

Liabilities and Stockholders' Equity:

Current liabilities:
Checks written in excess of bank balance	$ 27,990	$ -
Current portion of capital lease obligation	-	321
Accounts payable	285,977	163,358
Accounts payable-related party	101,181	96,912
Accrued compensation and benefits	281,016	215,018
Accrued royalties-related party	1,452,388	1,087,598
Payable to stockholder/officer	187,107	22,980
	____________	____________
Total current liabilities	2,335,659	1,586,187

Capital lease obligations, net of current portion	-	-
	____________	____________

Total liabilities	2,335,659	1,586,187
	____________	____________
Stockholders' equity:
Common stock, par value $0.001 per share, 150,000,000 shares authorized, 44,645,497 and 40,478,830 shares issued and outstanding at
February 28, 2009 and May 31, 2008, respectively	44,645	40,479
Series B preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 10,000,000 and no shares issued and outstanding at
February 28, 2009 and May 31, 2008, respectively	10,000	-
Undesignated preferred stock, par value $0.001 per share, 40,000,000 shares authorized, no shares issued or outstanding at
February 28, 2009 and May 31, 2008, respectively	-	-
Additional paid-in capital	9,545,719	8,559,885
Accumulated deficit	(8,240,277)	(7,468,302)
	____________	____________
Total stockholders' equity	1,360,087	1,132,062

	____________	____________

Total Liabilities and Stockholders' Equity	$ 3,695,746	$ 2,718,249
	____________	____________
	____________	____________

See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended February 28,		Nine months ended February 28,
	2009	2008	2009	2008
Revenue:
Sales-product	$264,549	$223,204	$620,194	$721,130
Royalty income-immune booster	-	20,850	-	80,417
Total Revenue	264,549	244,054	620,194	801,547

Cost of sales	69,298	24,290	144,315	156,682

Gross profit	195,251	219,764	475,879	644,865

Royalty expense-related party	125,000	125,000	375,000	375,000

Distribution, selling and
administration expenses	265,205	387,357	854,472	1,132,469

Loss from operations	(194,954)	(292,593)	(753,593)	(862,604)

Other income and (expenses)
Interest expense	(3,559)	(116,973)	(18,382)	(167,196)
Total other income and
(expense)	(3,559)	(116,973)	(18,382)	(167,196)

Net loss before income taxes	(198,513)	(409,566)	(771,975)	(1,029,800)

Income tax expense	-	-	-	-

Net loss	$(198,513)	$(409,566)	$(771,975)	$(1,029,800)

Basic and diluted loss
per common share	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted average
outstanding common shares-
basic and diluted	44,275,127	39,755,387	41,730,356	37,332,888

See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine months ended February 28,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (771,975)	$ (1,029,800)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	2,767	4,948
Loss on disposal of equipment	9,515	-
Changes in operating assets and liabilities:
Accounts receivable	11,646	(16,222)
Inventories	14,994	(235,470)
Prepaid expenses and advances	(5,862)	9,033
Deposits	(2,762)	22,242
Accounts payable	126,888	97,373
Accrued expenses	430,788	316,864
	____________	____________
Net cash used in operating activities	(184,001)	(831,032)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office furnishings and equipment	(24,131)	-
	____________	____________
Net cash used in investing activities	(24,131)	-
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Checks issued in excess of bank balance	27,990	-
Proceeds from issuance of common stock, net of issuance costs	-	2,249,965
Payments on installment note payable-immune booster license	-	(1,384,513)
Payments on capital lease obligations	(321)	(694)
Advances from (repayment to) stockholder/officer	164,127	(16,341)
	____________	____________
Net cash provided by financing activities	191,796	848,417
	____________	____________

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,336)	17,385

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,336	197,338
	____________	____________

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ 214,723
	____________	____________
	____________	____________

SUPPLEMENTAL NON-CASH INFORMATION:
Common stock issued in connection with the
Standstill Addendum to the Nordic Immotech acquisition agreement	$ 1,000,000	$ -
	____________	____________
	____________	____________

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated balance sheets of LifeQuest World Corporation (the “Company”, “We”) as of February 28, 2009 and the related unaudited consolidated statements of operations for the three and nine months ended February 28, 2009 and February 29, 2008 and the unaudited consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of this financial information have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2008 audited financial statements and Form 10-KSB.  The results of operations for the period ended February 28, 2009 are not necessarily indicative of the operating results for the entire year.

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

NOTE 3 – INVENTORIES:

Inventories summarized below are priced at the lower of cost (first-in, first-out) or market:

       February 28

               May 31

2009

2008

Finished goods and supplies

$

114,768

$

117,593

Raw materials

158,117

170,286

Allowance for obsolescence

(10,000)

(10,000)

Total

$

262,885

$

277,879

NOTE 4 – INTANGIBLE ASSET:

On December 1, 2006, the Company purchased, through an exclusive license and distribution agreement, the worldwide marketing rights to the most powerful, natural immune booster discovered to date (ImmunXT), as stated by the scientific research team that developed the product. These rights have been acquired from Nordic Immotech Trading APS (“Nordic Immotech”), a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. The agreement has an initial term of five years. The agreement automatically renews an additional five years if minimum purchase commitments are met.

The total recorded cost of the license was $2,390,721. The Company began marketing the product domestically in February 2008. The Company began amortizing the license at that time and is calculating the amortization over the estimated sales volume that is anticipated over the remaining term of the licensed agreement to properly match revenue and expenses. The accumulated amortization for the period ended February 28, 2009 and May 31, 2008, was $3,256 and $2,022, respectively.

Under this license agreement, the Company has minimum purchase commitments for the calendar years as follows: 2007-1,000 Kilograms (Kg) ($490,000), 2008-2,000 Kg ($980,000) (as amended), 2009-9,000 Kg ($4,410,000), 2010-15,000 Kg ($7,350,000), and 2011 and each year thereafter-20,000 Kg ($9,800,000). If the Company fails to meet the minimum purchase requirements, Nordic Immotech has the right to terminate their license agreement with three months’ written notice from the expiration of the applicable calendar year. The Company has met the minimum purchase requirements for calendar year 2007. The 2008 purchase commitment was renegotiated (see Notes 7 and 12). The value of these commitments was determined with pricing as of February 28, 2009.

As part of the license agreement noted above, Nordic Immotech shall pay the Company a royalty of ten percent (10%) of net sales of raw materials sold by Nordic and or affiliates to independent third parties in territories outside of the United States.

In a separate agreement, the Company was granted an option to purchase all the shares in Nordic Immotech. Subject to the terms and conditions of the separate agreement, the Company had the option to purchase all of the shares of Nordic Immotech (170,000 shares) at a fixed price of $76.47 per share for a total of $13,000,000 anytime before December 1, 2008. This purchase option was subsequently renegotiated (see Notes 7 and 12).

NOTE 5 –DISTRIBUTOR STOCK BONUS PLAN:

Prior to June 1, 2007, the Company offered to its distributors a plan whereby the distributors could earn a stock bonus based on sales and “bonus points.” Distributors earned certificates redeemable for one share of the Company’s common stock three years after the certificate has been earned. The number of certificates outstanding at February 28, 2009 and May 31, 2008 were 88,160. The liability recorded by the Company for these bonus points was $111,695 (included in accrued compensation and benefits) at

February 28, 2009 and May 31, 2008 which was recorded by the Company at the fair value of the common stock on the date they were earned. During the nine month period ended February 28, 2009 and year ended May 31, 2008; no shares were issued to any distributors under this plan. Effective June 1, 2007, this plan was discontinued and all distributors who had earned certificates under the plan became fully vested.  As of February 28, 2009, all 88,160 certificates remain outstanding.

NOTE 6 – PREFERRED STOCK ISSUANCE:

In September 2008, the Board of Directors has designated 10,000,000 of 50,000,000 total authorized preferred shares as Series B. The Series B preferred shares have no liquidating or other preference, cannot be converted to common stock or sold and has no dividend rights. However, each Series B preferred share has the equivalent of ten common shares for voting rights. The Company will vote with Series B preferred stock and common stock shareholders as one class.  The Company issued 10,000,000 shares of the Series B preferred stock to our CEO during the six-month period ended November 30, 2008 for his consideration in signing a 2-year employment agreement effective October 15, 2008. If for any reason the CEO terminates his contract and employment with the Company, these preferred shares will be returned to the treasury of the Company.

NOTE 7 – COMMON STOCK ISSUANCE:

In December 2008, the Company and Nordic Immotech entered into a Standstill Addendum to the purchase agreement and distribution and sublicense agreements related to their exclusive license agreement for the ImmunXT product (see Note 4). The primary intent of this Addendum was to extend the time period to acquire Nordic Immotech and to extend the required minimum purchase commitment of raw product for the calendar year 2008 to March 31, 2009. The Company has outstanding a 1,700 kg purchase commitment of raw product remaining at February 28, 2009 which equates to approximately $833,000.

In consideration for this Addendum, the Company has issued Nordic Immotech 4,166,667 shares of common stock with a fair value of $1,000,000 or $0.24 per share which was the Company’s stock closing price on December 8, 2008.  This has been recorded as an advance deposit in other assets for the potential acquisition of Nordic Immotech. The Company may use the value of these shares to offset the purchase price of Nordic Immotech, if an agreement to purchase Nordic Immotech is reached. The Company also has the option to repurchase these shares for $0.48 per share ($2,000,000) at February 27, 2009 or $0.60 per share ($2,500,000) at March 31, 2009. Nordic Immotech may not sell these shares without the Company having the right of repurchase prior to March 31, 2009.  Since no agreement was reached by March 31, 2009, the shares remain with Nordic Immotech and will be fully tradeable.  However, the Company is still in negotiations to complete this acquisition and this advance of shares would still count as a payment against the purchase price.  See Note 12 for an additional amendment dated March 31, 2009.  As of the date of this filing, the Company is continuing to pursue the acquisition of Nordic Immotech.

NOTE 8 – CONTINGENCIES:

In the ordinary course of business, the Company is exposed to legal actions and threatened claims and incurs costs to defend against such legal actions and claims.  Company management is not aware of any such outstanding, pending or threatened action, claim or other circumstance that would materially affect the Company’s financial position or results of operations.

NOTE 9 - INCOME TAXES:

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

NOTE 10 – RELATED PARTY TRANSACTIONS:

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

For the nine months ended February 28, 2009 and February 29, 2008, the Minimum Royalty Fee in the amount of $375,000 was expensed. The accrued payments due and owing to JHL under the License Agreement for the Minimum Royalty Fee and the Continuing Royalty Fee were $1,452,388 and $1,087,598 at February 28, 2009 and May 31, 2008, respectively. The amount owed as of February 28, 2009 includes interest of $18,377 which was recorded for the nine month period ended February 28, 2009 due to continued delinquent payments.

Payable to stockholder/officer

The Company has a payable due to its majority stockholder totaling $187,107 and $22,980 at February 28, 2009 and May 31, 2008, respectively. These liabilities are for reimbursement of business expenses due the stockholder and for working capital advances made to the Company. No interest is being charged on these balances.

Accounts Payable – Related Party

The Company has included in accounts payable – related party balances due to an entity owned by the majority stockholder totaling $101,181 and $96,912 at February 28, 2009 and May 31, 2008, respectively. These liabilities are for consulting services and reimbursement of business expenses due the entity. No interest is being charged on these outstanding balances.

NOTE 11 – COMMITMENT

Endorsement and Consulting Agreement

The Company has entered into an endorsement and consulting agreement with a film and television actor to promote the immune booster product line. The one year agreement was effective May 1, 2008, with a Company option to extend two years. The Company has a minimum commitment of $42,000 during the first year. There are escalator clauses based on sales milestones, as defined in the agreement, which could cause the commitment to increase. The Company has expensed $23,200 for the nine months ended February 28, 2009, relating to this agreement.

ImmunXT Raw Material Purchase Commitment

As a part of the Nordic Immotech license and distribution agreement, the Company has a purchase commitment for the raw materials required for the ImmunXT product.  See Note 4 for the purchase commitment details.

NOTE 12 – SUBSEQUENT EVENT:

The Company and Jurak Holdings Limited have entered into an agreement to convert $1,345,957 of the “accrued royalties – related party” outstanding related to the Intellectual Property License Agreement (See Note 10) into a formal note effective April 24, 2009. The note will pay interest at prime rate plus 1% and is due upon demand. Jurak Holdings Limited has the right to convert this debt into common stock at a value of $0.14 per share adjusted for any stock split or adjustment. The remaining accrued royalties above the note balance will continue with payment terms based on the Intellectual Property License Agreement including accumulating new royalty and interest per the agreement.

The Company received $50,000 in cash in on April 30, 2009 from a third party. This cash was intended to be an advance on the purchase of the Company’s common stock. The terms of the private placement are still being negotiated.

On March 31, 2009, the Company and Nordic Immotech entered into a second Standstill Addendum (II) to the purchase agreement and distribution and sublicense agreements related to their exclusive license agreement for the ImmunXT product (see Notes 4 and 7). The primary intent of this Addendum was as follows:

1. To extend the time period to agree on the acquisition to June 1, 2009.

2. To extend the required minimum purchase commitment of raw product for the calendar year 2008. The Company has an outstanding 1,700 kg purchase commitment of raw product remaining at February 28, 2009 which equates to approximately $833,000.

In consideration of these extensions, the Company issued, on March 31, 2009, 4,166,667 common shares at a value of $645,833 to Nordic Immotech. The Company has the option to repurchase these shares through the expiration date of the addendum for cash at $0.60 per share. If the company and Nordic Immotech come to an agreement to purchase all of the outstanding shares of Nordic Immotech, the value of these common shares and the 4,166,667 common shares already issued on December 8, 2008 will be used to offset the purchase price outlined in the Letter of Intent.

The Company and Nordic Immotech have a preliminary agreement on the terms of purchase outlined in a preliminary Letter of Intent. Any consideration made to Nordic Immotech as defined in the agreement is non-refundable if the acquisition transaction is not closed.

NOTE 13 – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of common stock outstanding during the periods presented. Diluted earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of common stock outstanding plus all dilutive potential common shares.

For the three and nine months ended February 28, 2009 and February 28, 2008, the Company has potential dilutive shares totaling 88,160 relating to the distributor stock bonus plan.  These stock bonus shares would be anti-dilutive and therefore, have been excluded from diluted loss per share.

NOTE 14 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB finalized Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. This staff position is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. We are currently evaluating the impact of FSP 142-3 on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R also requires that changes in acquisition-related liabilities for uncertain tax positions subsequent to its effective date be recorded in earnings currently. SFAS 141R applies to business combinations for which the acquisition date is on or after the first reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of SFAS 141R on our results of operations and financial condition.

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

We provide extensive product education and personal development through sophisticated training programs for our distributers. We offer substantial earnings potential available through a generous compensation plan. To promote optimum health, we have invested millions of dollars to create superior nutritional supplements and advanced personal care products. It is with great pride that LifeQuest World Corporation hopes continue to inspire thousands to change an average existence, into a life of celebration.

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

LifeQuest products also must meet the requirements of strong functionality and be results-based because we design product research on the principle that functional, beneficial nutritional products are desired by consumers today. The consumer understands that good nutritional practices may reduce the risk of disease. LifeQuest’s products have been developed to enhance immune competence, detoxification, and functionality at the cellular level and promote digestive health. LifeQuest believes that an optimal immune system, positive cellular function and digestive health are vital and beneficial for overall, better physical health.

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

Three months Ended February 28, 2009 Compared to Three months Ended February 29, 2008

Total revenue for the three months ended February 28, 2009, was $264,549 compared to $244,054 in the same period ended in 2008.  Gross profit was $195,251 for the three months ended February 28, 2009, compared to $219,764 for the same period ended in 2008, as further discussed below. The net loss during the three months ended February 28, 2009, was $198,513 compared to a net loss of $409,566 in the same period ended in 2008.

Sales and Gross Profit

All revenue for the three months ended February 28, 2009, was for product sales. The Company recorded $38,146 in sales for the new ImmunXT product line for the three months ended February 28, 2009, and $24,080 for the comparable period. There was $0 and $20,850 of royalty income due from Nordic Immotech for their sales of our natural immune booster product in Europe during the three month periods ended February 28, 2009, and February 29, 2008, respectively. Sales by Nordic Immotech were expected to be sporadic in fiscal 2009 as they continue to introduce the ImmunXT product in new markets.  They also tend to sell product in bulk to large distributers which is a different marketing model than what the

Company is currently employing. Sales from our Jurak product line continues to decline because of a decline in new distributers being added compared to prior years.

Gross profit in the three months ended February 28, 2009, decreased to $195,251 compared to $219,764 in the same period ended in 2008. Gross profit as a percentage of revenue decreased to 74% in the three months ended February 28, 2009, compared to 90% in the same period ended in 2008. The decrease in gross profit as a percentage of sales is due to product mix.

Royalty Expense-Related Party

The minimum royalty expense-related party accrued to Jurak Holdings Limited (related party) remained consistent for both periods at $125,000.

Distribution, Selling and Administrative Expenses

Total distribution, selling and administrative expenses for the three months ended February 28, 2009, were $265,205 compared with $387,357 for the same period ended in 2008. The selling and administrative expenses decreased compared to 2008 as management continues to monitor and control expenses including eliminating personnel and other costs as necessary during fiscal 2009. We anticipate increasing personnel and related distribution, selling and administrative expenses as the new ImmunXT product line grows in sales.

Interest Expense

Interest expense for the three months ended February 28, 2009, was $3,559 compared with $116,973 for the same period in the prior year. Current year interest costs decreased compared to prior year due to imputed interest expense on the purchase of the Nordic License agreement during 2008. This agreement was paid in full prior to the three months ended February 28, 2009.

Nine months Ended February 28, 2009 Compared to Nine months Ended February 29, 2008

Total revenue for the nine months ended February 28, 2009, was $620,194 compared to $801,547 in the same period ended in 2008. Gross profit was $475,879 for the nine months ended February 28, 2009, compared to $644,865 for the same period ended in 2008, as further discussed below. The net loss during the nine months ended February 28, 2009, was $771,975 compared to a net loss of $1,029,800 in the same period ended in 2008.

Sales and Gross Profit

All revenue for the nine months ended February 28, 2009, was for product sales. The Company recorded $120,296 and $80,417 in sales for the new ImmunXT product line for the nine months ended February 28, 2009, and February 29, 2008, respectively. There was $0 and $80,417 of royalty income due from Nordic Immotech for their sales of our natural immune booster product in Europe during the nine month period ended February 28, 2009, and February 29, 2008, respectively. Sales by Nordic Immotech were expected to be sporadic in fiscal 2009 as they continue to introduce the ImmunXT product in new markets.  They also tend to sell product in bulk to large distributers which is a different marketing model than what the Company is currently employing. Sales from our Jurak product line continues to decline because of a decline in new distributers being added compared to prior years.

Gross profit in the nine months ended February 28, 2009, decreased to $475,879 compared to $644,865 in the same period ended in 2008. Gross profit as a percentage of revenue decreased slightly to 77% in the nine months ended February 28, 2009 compared to 80% in the same period ended in 2008. The decrease in gross profit as a percentage of sales is due to product mix and was offset by continued efforts of management to control costs.

Royalty Expense-Related Party

The minimum royalty expense-related party accrued to Jurak Holdings Limited (related party) remained consistent for both periods at $375,000.

Distribution, Selling and Administrative Expenses

Total distribution, selling and administrative expenses for the nine months ended February 28, 2009, were $854,472 compared with $1,132,469 for the same period ended in 2008. The selling and administrative expenses decreased compared to 2008 as management continues to monitor and control expenses including eliminating personnel and other costs as necessary during fiscal 2009. We anticipate increasing personnel and related distribution, selling and administrative expenses as the new ImmunXT product line grows in sales.

Interest Expense

Interest expense for the nine months ended February 28, 2009, was $18,382 compared with $167,196 for the same period in the prior year. Current year interest costs decreased compared to prior year due to imputed interest expense on the purchase of the Nordic License agreement during 2008. This agreement was paid in full prior to the nine months ended February 28, 2009.

Liquidity and Capital Resources

Nine Month Period Ended February 28, 2009

We have historically had more expenses and cost of sales than revenue in each year of our operations. The accumulated deficit as of February 28, 2009, was $8,240,277.  Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and sales revenue. In connection with our business plan, management anticipates that there may be additional increases in operating expenses and capital expenditures relating to the new immune booster products. We intend to finance these expenses with further issuances of our securities and revenues from operations. Therefore, we expect we may need to raise additional capital and increase our revenues to meet long-term operating requirements.

At February 28, 2009, the Company had $0 of cash compared to $16,336 at May 31, 2008.  The Company had current assets of $279,667 and current liabilities of $2,335,659 at February 28, 2009, compared to current assets of $316,781 and current liabilities of $1,586,187 at May 31, 2008.

Net cash used in operating activities was $184,001 during the nine months ended February 28, 2009, compared to net cash used in operating activities of $831,032 in the same period ended in 2008. The decrease in cash used by operations was primarily due to the significantly lower net loss, the increase in current liabilities and better management of inventory levels as the Company continues to monitor and conserve its cash during the nine months ended February 28, 2009.

Net cash used in investing activities was $24,131 in the first nine months ended February 28, 2009, compared to $0 in the same period ended in 2008. The increase in 2009 was due to the investment in equipment needed for the new ImmunXT product line.

Net cash provided by financing activities was $191,796 during the nine months ended February 28, 2009, compared to net cash provided by financing activities in the same period in 2008 of $848,417.  During the nine months ended February 28, 2009, our primary source of funding came from advances from our officer / stockholder totaling $164,127.  Issuance of common stock from a private placement in excess of cash paid on the installment note payable for the immune booster license resulted in the nine months ended February 29, 2008, having more cash provided by financing activities than 2009.  No common stock proceeds were received during the nine months ended February 28, 2009.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgements underlying them, are disclosed in our fiscal 2008 Form 10-KSB in Note 1- Summary of Significant Accounting Policies included in our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies during the period ended February 28, 2009. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

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

The Company accounts for intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The carrying values of long-lived assets, including, but not limited to, capital assets and intangible assets, are amortized over their estimated useful lives, and are periodically evaluated for impairment when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the expected undiscounted future cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. The Company performs impairment testing of long-lived assets on annual basis.

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

Recently Isssued Accounting Pronouncements

In April 2008, the FASB finalized Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. This staff position is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. We are currently evaluating the impact of FSP 142-3 on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R also requires that changes in acquisition-related liabilities for uncertain tax positions subsequent to its effective date be recorded in earnings currently. SFAS 141R applies to business combinations for which the acquisition date is on or after the first reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of SFAS 141R on our results of operations and financial condition.

Off Balance Sheet Arrangements

None.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments consist mostly of cash. Our only risk is interest rate which is not considered significant.

The Company does not hold foreign currency since we do not transact business in foreign currencies, and therefore have no currency exposure. We do not enter into futures or forward commodity contracts since we have no market risk exposure with respect to commodity prices.

Item 4T.  Controls and Procedures

Material Weaknesses Previously Disclosed

As discussed in Item 8A of our 2008 Annual Report on Form 10-KSB, as of May 31, 2008, we identified certain material weaknesses relating to our accounting policies and procedures, board of director financial oversight, lack of segregation of duties, financial close and reporting and internal financial expertise.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer/Chief Accounting Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered in this report. In light of the material weaknesses previously disclosed, which have not been remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer/Chief Accounting Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer/Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weaknesses previously disclosed.

Management is exercising its best efforts to remediate material weaknesses and significant deficiencies identified and described above with the resources it currently has, but due to limited operating funds, management has not made significant efforts to remediate these deficiencies at this time.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, during the quarter ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued to Nordic Immotech 4,166,667 shares of common stock with a fair value of $1,000,000 or $0.24 per share on December 8, 2008.  The Company may use the value of these shares to offset the purchase price of Nordic Immotech, if an agreement to purchase Nordic Immotech is reached. The Company also has the option to repurchase these shares for $0.48 per share ($2,000,000) at February 27, 2009, or $0.60 per share ($2,500,000) at March 31, 2009. Nordic Immotech may not sell these shares without the Company having the right of repurchase prior to March 31, 2009. If no agreement is reached, the shares remain with Nordic Immotech and will be fully tradeable.

The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, and Regulation S promulgated thereunder.  They were issued in a private transaction not involving a public offering to a non-U.S. persons as that term is defined in Rule 902 of Regulation S.

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

Date:  May 5, 2009

Chief Executive Officer and

Acting Chief Accounting Officer