Form 10-K
period 2009-05-31
LIFEQUEST WORLD CORP
filed 2009-09-14
CIK 1060888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-61801

LIFEQUEST WORLD CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	88-0407679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8022 S. Rainbow Blvd., Suite 345

Las Vegas, Nevada 89139-6477

(Address of principal executive offices)

(702) 914-9688

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $0.001 per share Preferred Stock, par value $0.001 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if nay, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).  Yes  ☐    No  ☒ (Not required for smaller reporting companies.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐

Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At November 30, 2008, the aggregate market value of shares held by non-affiliates of the Registrant (based upon 23,914,064 shares) was $5,739,375.

At September 11, 2009, there were 60,237,164 shares of the Registrant’s common stock outstanding and 10,000,000 of the Registrant’s preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 LIFEQUEST WORLD CORPORATION

Form 10-K

PART I

ITEM 1. BUSINESS.

BUSINESS HISTORY AND DEVELOPMENT

LifeQuest World Corporation was incorporated under the laws of the State of Minnesota on November 1, 1997. In this Annual Report, the terms “Company”, “us”, “we”, “our” and “its” are used as references to LifeQuest World Corporation. We develop and distribute dietary supplements.  The shares of the Company trade on the Over the Counter Bulletin Board under the symbol, “LQWC.”

LifeQuest World Corporation is a company that was created to provide the opportunity for positive changes in the health and overall well being of people worldwide. LifeQuest’s founder, Anthony Carl Jurak, is a well recognized visionary in the nutritional industry and is a pioneer in ushering in the new, flourishing category of functional foods that today is quickly becoming one of the largest segments in the nutritional industry. Anthony’s inspiration comes from his father Carl Jurak, who in 1922 developed a first in nutritional functional foods in the form of a whole body tonic herb liquid supplement. By 1943, Carl started one of the first direct sales organizations in America for the distribution of his functional nutritional product. Due to its personal appeal and many health benefits, it is still being used, distributed and sold by LifeQuest today. Since the early 1980’s, Anthony’s companies have sold functional nutritional products and with the formation of LifeQuest he is once again following his quest to provide an opportunity for health, wealth and happiness to those who desire to join these efforts.

LifeQuest embraces the fundamental principal of what a direct sales organization must have in place to succeed: motivation; training; self-development; enthusiasm; and a LIFE-changing sense of purpose for its distributors; along with a QUEST for a quality of life which includes better health and a gain in wealth for its family of distributors throughout the WORLD.

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

But our commitment does not end there. The world’s demand for health and well-being only begins with proper nutrition. LifeQuest strives to present a whole-minded approach for our distributors to better living by putting equal emphasis on an improved life style, freedom through financial reward and the enhancement of the Human Spirit.

We provide extensive product education and personal development through sophisticated training programs for our distributors. We offer substantial earning potential available through a generous compensation plan. To promote optimum health, we have invested millions of dollars to create superior nutritional supplements and advanced personal care products. It is with great pride that LifeQuest World Corporation hopes continue to inspire thousands to change an average existence, into a life of celebration.

LifeQuest products must meet the requirements of strong functionality and be results based because we design product research on the principle that functional, beneficial nutritional products are desired by consumers today. The consumer understands that good nutritional practices may reduce the risk of disease. LifeQuest’s products have been developed to enhance immune competence, detoxification, functionality at the cellular level and promote digestive health. LifeQuest believes that an optimal immune system, positive cellular function and digestive health are vital and beneficial for overall, better physical health.

The immune stimulatory extract that LifeQuest World acquired had the potential to be a successful addition to the Company’s product line and funding for the license rights and for on-going marketing through private placements was key for the Company to have a successful introduction.  However, our fundraising efforts were not sufficient to meet the contract terms.

The product was developed at the University of Mississippi and had already been tested extensively in Europe and was being marketed in that part of the world in a limited way. North America was considered to be the primary market and preparations for this were on-going until the collapse of the economy in September 2008.  This situation put on hold additional funding (which was to come from the same group who funded the purchase of the license) for the marketing of the product and thus, the project had to be curtailed.

The license agreement which was to terminate on December 1, 2008 included an option to purchase the license-holder, Nordic Immotech Trading ApS and discussions to that end were taking place which concluded with an Letter Of Intent (LOI) to delay the termination date to March 31, 2009, and when the market conditions had not improved the LOI was again renegotiated for an extension to June 1, 2009.

As mentioned above, LifeQuest World was handicapped by the lack of funding but nevertheless continued its efforts to market the product.  However, sales were insufficient to be able to fulfill its purchase obligations under the LOI, and the license holder Nordic Immotech Trading ApS terminated the license agreement on August 19, 2009.

Since the termination of the agreement, there have been ongoing discussions with Nordic Immotech with a view to indeed purchase that company and thereby obtain total license rights to this extract. At this date of the 10-K filing, nothing has been formalized.

In the meantime, the business of LifeQuest World continues with its original product line and with a number of new additions to the product line in various stages of preparation.  These include hair products; a multiple vitamin/mineral compound; a natural product for stimulation; and a group of organ specific herbal supplements.

Additionally the Company has recently entered into an agreement with a telemarketing group from Canada to prepare a marketing campaign for some of the Company’s products.

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

Material Agreements

Intellectual Property License Agreement

On approximately January 1, 1999, we entered into an intellectual property license agreement (the “License Agreement”) with Jurak Holdings Limited (“JHL”), a corporation organized under the laws of the Province of Alberta and an affiliate of our Chief Executive Officer and one of our directors.  Pursuant to the terms and provisions of the License Agreement, we are required to pay the greater of $500,000 for fiscal year 2003, and each calendar year thereafter, during the first ten years of the License Agreement (the “Minimum Royalty Fee”), or eight percent of the net sales of all licensed products sold under the License Agreement (the “Continuing Royalty Fee”).  After fiscal 2013, we are required to make payments in the amount of the Continuing Royalty Fee.

The accrued payments due and owing to JHL under the License Agreement for the Minimum Royalty Fee and the Continuing Royalty Fee including interest was $1,600,803 and $1,087,598 at May 31, 2009 and 2008, respectively. During the year ended May 31, 2009, the Company and JHL refinanced $1,345,957 of accrued royalties into a convertible note.

Immune Booster License Agreement

During the year ended May 31, 2007, the Company initiated the purchase of licensing fees associated with an exclusive license and distribution agreement to acquire the worldwide marketing rights to ImmunXT. These rights had been acquired from Nordic Immotech Trading APS (Nordic Immotech), a leading life science company with a successful history of producing unique, patented products that are distributed on a global scale. On December 1, 2006, the Company finalized the closing of this exclusive global license and distribution agreement with respect to this natural immune booster product.

The Company paid installments totaling $2,500,000 per the terms of the agreement. The Company has imputed interest on these installments at a rate of 10% because the 2007 note was non-interest bearing. The discounted value of the licensed asset totals $2,390,721.

As part of the license agreement noted above, Nordic Immotech shall pay a royalty of ten percent (10%) of net sales of products sold by Nordic and or affiliates to independent third parties outside of the U.S.

In a separate agreement, the Company was granted an option to purchase all the shares in Nordic Immotech (the supplier). Subject to the terms and conditions of the separate agreement, the Company had the option to purchase all of the shares of Nordic Immotech (170,000 shares) at a fixed price of $76.47 per share for a total of $13,000,000. The Company could exercise the option anytime before December 1, 2008.

Also, under the terms of the license and distributor agreement, the Company was required to make certain minimum raw material purchases from Nordic Immotech.  During the 3rd and 4th quarters of fiscal 2009, the Company received two extensions on their agreement due to not meeting their raw material purchase commitments.  On August 19, 2009, the agreement was formerly terminated by Nordic Immotech.  The Company is still trying to negotiate some sort of re-instatement at this time.  If those negotiations are not successful, the Company will no longer be able to sell the ImmunXT product beyond 1-year from the termination date.

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

Helena

On August 12, 2008, the United States Patent and Trademark Office issued a certificate of registration, serial no. 78/523794 registration no. 3,486,184 to JHL for protection of our exclusive use of the trademark “HELENA”. The certificate of registration for “HELENA” was issued under Class 3 for non-medicated skin care preparation and hair care preparation and shall remain in force and effect for ten years from the date of issuance.

Vimirex

On July 7, 2009, the United States Patent and Trademark Office issued a certificate of registration, serial no. 78/549525 registration no. 3,652,626 to JHL for protection of our exclusive use of the trademark “VIMIREX”. The certificate of registration for “VIMIREX” was issued under Class 5 for vitamins; mineral supplements and nutritional supplements and shall remain in force and effect for ten years from the date of issuance.

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

ITEM 1A. RISK FACTORS.

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

Risks Related to Our Business

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future; Need to Raise Capital to Continue Our Growth.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable.  We do not expect positive cash flow from operations in the near term.  Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We incurred a net loss of $1,219,382 for the fiscal year ended May 31, 2009, and have an aggregate net loss of $8,687,684 as of May 31, 2009.   As of May 31, 2009, we had a working capital deficit of $2,346,515.  There is no assurance that actual cash requirements will not exceed our estimates.  In particular, additional capital may be required in the event that we encounter greater costs associated with general and administrative expenses and costs of offering equity securities or debt financing.

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

We Rely on the Network Marketing System.

We have relied on the network marketing system to distribute, market and sell our products. We have no long-term contractual relationship with these distributors. While we believe that the distributors will continue to provide their services, there can be no assurance that the distributors will be available in the future, and if available, will be available on terms deemed acceptable to us. We had approximately 2,000 distributors and 1,600 retail customers at May 31, 2009.

Our success is dependent on the on-going sales of our flagship product, JC Tonic, from which 85% of our sales are derived.  We are developing a new training program that will be introduced in the 2nd quarter which will train and motivate current distributors and revitalize our distribution force.  The end result will be a larger number of new distributors purchasing and re-selling our products, thus increasing our sales.

Our Continued Operations Depend on the Successful Marketing of our Products

After the license termination of our ImmunXT product, our business plan is based on the marketing and distribution of primarily two products, The Youth Solution (JC Tonic), and Helena Whole Body Anti-Aging Skin Rejuvenator. There is no assurance that we will be successful in implementing our marketing strategies or that our marketing strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our marketing strategies, our business operations and financial performance may be adversely affected. The novelty and the design of our products are important to our success and competitive position, and if we are unable to continue to develop and offer such a unique product to our customers, our business could suffer.

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

Our Success is Dependent Upon the Acceptance of Our Products and Our Business.

Our success depends upon our achieving significant market acceptance of our products. We cannot guarantee that consumers will purchase our products. Acceptance of herbal supplemental products will depend on the success of our advertising, promotional and marketing efforts.

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

Loss of Key Management Personnel.

The Company has a relatively small staff and depends on two key management people. The loss of any of our key management personnel could have an adverse impact on our future development and could impair our ability to succeed. Our performance is substantially dependent our ability to continue to hire and retain such personnel. The loss of any of our other key management personnel could have a materially adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers.

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

RISKS RELATED TO OUR COMMON STOCK

Sale of Restricted Common Stock.

As of May 31, 2009, there are 49,062,164 outstanding shares of our common stock, of which 34,812,108 are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

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

Our common stock has traded as low as $0.11 and as high as $1.50 for the years ended May 31, 2009 and 2008, respectively. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the demand for our products; (ii) disappointing results from our marketing and sales efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our business prospects; and (viii) general economic trends.

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

We are authorized to issue shares of preferred stock. Our board of directors, without shareholder approval, may issue shares of preferred stock with rights superior to the rights of the holders of shares of common stock. As a result, shares of preferred stock could be issued quickly and easily, adversely affecting the rights of holders of shares of common stock and could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Although we have no present plans to issue additional shares of preferred stock, the issuance of preferred stock in the future could adversely affect the rights of the holders of common stock and reduce the value of the common stock.

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

Products

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale and storage of our products are subject to regulation by a number of governmental agencies. The federal agencies include the Food and Drug Administration (“FDA”), the Consumer Product Safety Commission, the United States Department of Agriculture, and others. Our activities are also regulated by various codes and agencies of the states and localities in which our product is or may be manufactured, distributed or sold. The FDA, in particular, regulates the formulation, manufacturing and labeling of dietary and herbal supplements, which includes our product.

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

The final rule aims to ensure that dietary supplements do not have:

?

wrong ingredients

?

too much or too little of a dietary ingredient

?

improper packaging

?

improper labeling

?

contamination problems due to natural toxins, bacteria, pesticides, glass, lead, or other substances

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

EMPLOYEES

We currently employ three (3) employees, all of whom are full-time employees. In addition to our current staff, we also have approximately 2,000 distributors nationwide. None of the Company’s employees are represented under collective bargaining agreements. The Company considers its employee relations to be good.

REPORTS TO STOCKHOLDERS

We are currently a reporting issuer in the U.S. and are subject to reporting requirements under section 13 or 15(d) of the U.S. Securities Exchange Act of 1934, as amended.  We are required to file the following with the U.S. Securities and Exchange Commission (the “SEC”): (i) quarterly reports on Form 10-Q; (ii) an annual report on Form 10-K; (iii) a Form 8-K to report the occurrence of certain reportable events; (iv) Forms 3, 4 and 5 to report insider sales and acquisition of our securities; and (v) proxy statements. We are required to deliver an annual report to our stockholders prior to or with the distribution of proxy materials relating to annual stockholder meetings.

ITEM 2. PROPERTIES

The Company is currently leasing temporary space from one of its employees. The agreement terms for the space will extend through February 2010. The Company anticipates moving to a new location at that time.

ITEM 3. LEGAL PROCEEDINGS

On December 13, 2006, a civil suit was filed in the District Court of Clark County in and for the State of Nevada by LifeQuest World Corporation (plaintiffs) and one former employee and her spouse (defendants). The suit entails that the former employee processed credit refunds to a debit/credit card held at their banking institution. In addition, the former employee embezzled funds by setting up a merchant processing system and diverting the charging of our distributors' credit cards from our merchant processor to their processor. All is evidenced by information located on the computer used by the former employee at the Company as well as through other reporting mechanisms and processing systems. The Company is seeking relief for damages in excess of $60,000; special damages according to proof; for attorneys' fees and costs of suit; and for other and further relief as the Court may deem just and proper as compensation for monies embezzled by the former employee and her spouse. No answer has been received from the defendant and the Company obtained a default judgment granting all of the relief sought.   The Company has not yet been able to collect any amounts granted by the default judgment.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

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

Quarter Ended	High Bid	Low Bid

May 31, 2009	$0.55	$0.11
February 28, 2009	$0.24	$0.16
November 30, 2008	$0.31	$0.24
August 31, 2008	$0.40	$0.30
May 31, 2008	$0.60	$0.30
February 28, 2008	$0.65	$0.55
November 30, 2007	$0.70	$0.45
August 31, 2007	$1.50	$0.26
May 31, 2007	$0.90	$0.40

As of May 31, 2009, there were approximately 312 shareholders of record of our common shares as reported by our transfer agent, Signature Stock Transfer, Inc., which does not include shareholders who shares are held in street or nominee names. We believe that there are approximately 200 beneficial owners of our common stock. There are 10,000,000 of preferred stock outstanding.

DIVIDEND POLICY

No dividends have been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have any intention of paying cash dividends on our common stock in the foreseeable future. We are trying to market our products and expand our business; therefore, it is unlikely that we would use profits for the purpose of paying dividends for the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

As of the date of this Annual Report, we do not have an equity compensation plan under which equity securities are authorized for issuance to employees, officers, or directors.  As of the date of this Annual Report, we do not have any options issued or outstanding under any equity compensation plan.

          The Company was offering 3,000,000 of its common shares to its distributors under a plan where the distributors earn certificates based on sales and bonus points.  This plan was terminated on June 1, 2007.  Each certificate is redeemable for one share of the Company’s common stock three years after the certificate has been earned.  The number of certificates outstanding at May 31, 2009 was 88,160. A corresponding liability for the certificates earned has previously been recorded and the outstanding balance is $111,695 at May 31, 2009 and is included in Accrued compensation and benefits.  During the years ended May 31, 2009 and 2008, respectively, no shares were issued to various distributors under this plan.  Effective June 1, 2007 this plan has been discontinued and all distributors holding certificates at that time became fully vested. The Company has not set a date for issuing these common shares as of the date of this filing.

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

RECENT SALES OF UNREGISTERED SECURITIES

Private Placements

During fiscal year ended May 31, 2009, we issued Nordic Immotech 4,166,667 shares of common stock with a fair value of $1,000,000 or $0.24 per share on December 8, 2008. Additionally, we issued Nordic Immotech another 4,166,667 shares of common stock with a fair value of $645,833 or $0.155 per share on March 31, 2009. The Company was intending to use the value of these shares to offset the purchase price of Nordic Immotech, if an agreement to purchase Nordic Immotech was reached. If no agreement was reached, the shares would remain with Nordic Immotech and would be tradeable.

In May 2009, the Company had a single private placement and issued 250,000 shares of our restricted common stock at $0.20 per share for $50,000. In addition, there were 250,000 warrants attached with an exercise price of $0.30 to purchase one common share. The warrants expire in one year.

During fiscal year ended May 31, 2008, we executed private placements totaling 6,400,000 shares (1,400,000 at $0.50, 2,500,000 shares at $0.20 per share and 2,500,000 at $0.42 per share) of our restricted common stock, for which we received cash in amounts of $2,249,965.

ITEM 6.  SELECTED FINANCIAL DATA

Not required by smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial losses and its liabilities exceed its assets which has created a substantial doubt about the Company’s ability to continue as a going concern.  The Company is trying to generate positive cash flows from operations through increased sales utilizing the network of distributors in place with existing products, issuing additional stock, and obtaining necessary capital through additional advances from the Company’s principal stockholder or through private placements.

To continue operations, the Company must raise additional capital. However, there can be no assurance the Company will be able to obtain additional capital from private placements in the future.  The proceeds of the private placements are being used for regular corporate needs.

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

RESULTS OF OPERATIONS

	Years ended May 31,
	2009	2008	% Change
Revenue	$ 769,616	$ 977,469	-21.26%
Gross Profit	$ 577,274	$ 767,566	-24.79%
Net Loss	$(1,219,382)	$(1,457,068)	-16.31%
Basic and Diluted Net Loss per Share	$ (0.03)	$ (0.04)	-25%

Year Ended May 31, 2009 Compared to Year Ended May 31, 2008

Overview

Total revenue for the year ended May 31, 2009, was $769,616 compared to $977,469 in 2008.  Gross profit declined to $577,274 for the year ended May 31, 2009 compared to $767,566 in 2008, as further discussed below. The net loss for the year ended May 31, 2009, was ($1,219,382) compared to ($1,457,068) in 2008.

Revenue and Gross Margins

Revenues for the year ended May 31, 2009 decreased by 21% to $769,616 compared to $977,469 in 2008.  Product sales were $733,833 and $909,381 for the years ended May 31, 2009 and 2008, respectively. Product sales included sales for the ImmunXT product line which were $195,613 and $53,190 for the years ended May 31, 2009 and 2008, respectively. The Company began selling the ImmunXT product in the North America market in February 2008. The revenue amount also includes $35,783 and $68,088 of royalty income received from Nordic Immotech for their sales of our ImmunXT product in Europe. The Company has continued to experience weaker demand for its existing products compared to last year and is actively developing new product offerings. Effective August 19, 2009, the Company no longer has the marketing and distribution rights for the ImmunXT product.  The Company can continue to sell their remaining ImmunXT inventory over the next 12 months.

Gross profit in the year ended May 31, 2009 decreased to $577,274 compared to $767,566 in the same period ended in 2008 due primarily to the decline in product sales. Gross profit as a percentage of revenue decreased to 75% in the year ended May 31, 2009 compared to 78% in the same period ended in 2008. This was due to primarily to having to discount our products due to a continued decline of product sales.

Royalty Expense-Related Party

The minimum royalty expense-related party accrued to Jurak Holdings Limited (related party) remained consistent for both years at $500,000 ($125,000 per quarter) per the contract terms.

Distribution, Selling, and Administrative Expenses

Total distribution, selling and administrative expenses for the year ended May 31, 2009, were $1,167,074 compared with $1,541,999 for the year ended in 2008. Selling and administrative expenses decreased by approximately $374,925 in 2009. This decrease is primarily related to the decrease in cash available to market the Company’s product line and increased effort by management to control overall costs.  During this past year, management has reduced headcount to its lowest possible level in order to still be able to effectively operate.

Other Income and Expense

Interest expense for the year ended May 31, 2009, was $129,582 compared with $182,635 for the year ended in 2008. Current year interest costs decreased over prior year due to decreased interest expense on the debt agreement to buy the Nordic Immotech License.  The expense for 2009 includes a beneficial conversion charge of $96,140 in connection with the convertible note issued in payment of past due accrued royalty fees to a related party.

LIQUIDITY AND CAPITAL RESOURCES

We have historically had more expenses and cost of sales than revenue in each year of our operations. The accumulated deficit as of May 31, 2009, was $8,687,684 compared to $7,468,302 as of May 31, 2008.  Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and revenue. We intend to finance these expenses with further issuances of our securities and revenues from operations. Therefore, we expect the need to raise additional capital and increase our revenues to meet long-term operating requirements.

We currently are analyzing the opportunity for a private placement offering. We have not finalized the terms of a placement, if one were to occur. The proceeds of any new private placement would be used for regular corporate needs as well as funding any new product development.

At May 31, 2009, the Company had no unrestricted cash compared to $16,336 of unrestricted cash at May 31, 2008.  The Company had current assets of $282,009 and current liabilities of $2,628,524 at May 31, 2009, compared to current assets of $316,781 and current liabilities of $1,586,187 at May 31, 2008.

Net cash used in operating activities was $243,602 during the year ended May 31, 2009, compared to net cash used in operating activities of $943,919 in the year ended May 31, 2008. The decrease was due primarily to the decreased operating loss and a significant reduction in ImmunXT purchases inventory for the year ended May 31, 2009.

Net cash used in investing activities was $20,361 in the year ended May 31, 2009, compared to $6,220 in the year ended in 2008.

Net cash provided by financing activities was $247,627 in the year ended May 31, 2009, compared to net cash provided by financing activities in the year ended in 2008 of $769,137. The Company raised a significant amount of additional capital in 2008 compared to 2009 in order to market the ImmunXT product.

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

MATERIAL COMMITMENTS

A significant commitment for fiscal year ending May 31, 2009, relates to the License Agreement with Jurak Holdings Limited (related party). As of fiscal year ended May 31, 2009, an aggregate amount of $1,600,803 is due and owing to Jurak Holdings Limited for Accrued Minimum Royalty fees, accrued interest and a related note payabledue to lack of timely payment. See Note 8 in financial statements for additional information.

On December 1, 2006, the Company finalized the closing of the exclusive global license and distribution agreement with Nordic Immotech Trading. As part of the closing for this agreement, the Company had a calendar year minimum raw product purchase commitment: The license agreement could be terminated by Nordic Immotech Trading if the minimum purchase commitment was not met. Effective August 19, 2009, Nordic Immotech has terminated the license agreement with the Company due to not meeting the required raw material purchase commitments.

As part of the license agreement noted above, Nordic Immotech Trading was required to pay a royalty of ten percent (10%) of net sales of products sold by Nordic and affiliates to independent third parties in Europe. This agreement was effectively terminated in August 2009, as well.

In a separate agreement, the Company was granted an option to purchase all the shares in Nordic Immotech Trading (the sole supplier of the raw material ingredient for our ImmunXT product). Subject to the terms and conditions of the separate agreement, the Company had the option to purchase all of the shares of Nordic (170,000 shares) at a fixed price of $76.47 per share for a total of $13,000,000. The Company could exercise the option anytime before December 1, 2008.  The Company was able to negotiate with Nordic Immotech two extensions to their agreements through June 1, 2009.  For those extensions, the Company issued 8,333,334 shares of common stock valued at $1,645,833 to Nordic Immotech.  These shares were to be used as a partial offset to the purchase price owed to Nordic Immotech if the Company was successful in purchasing Nordic Immotech.  However, the Company was unsuccessful in their efforts and the value of these shares has been lost subsequent to year-end.  See Notes 3 and 9 in the Company’s financial statements for further information.

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

FUTURE OUTLOOK

The demand for our products is largely dependent upon the level of acceptance and understanding of herbal dietary supplements in the North American distributor and consumer sectors. Market size for herbal dietary supplement products and our relative share of this market will be affected by a number of factors, which include general understanding and awareness, continuing growth in homeopathic awareness, government regulations and general economic conditions. We are attempting to mitigate some of these risks through education and employing well-known persons to endorse our products.

As we continue to expand our operations internationally we must be aware of any inherent business risks associated with doing so. We have attempted to mitigate these risks by establishing a network marketing system utilizing persons who are familiar with the industry.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LifeQuest World Corporation

Audited Financial Statements

As of and for the years ended May 31, 2009 and 2008

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

LifeQuest World Corporation

We have audited the accompanying consolidated balance sheets of LifeQuest World Corporation as of May 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifeQuest World Corporation as of May 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Carver Moquist & O'Connor, LLC

Minneapolis, Minnesota

September 14, 2009

LIFEQUEST WORLD CORPORATION
CONSOLIDATED BALANCE SHEETS
MAY 31, 2009 AND 2008

	May 31	May 31
Assets:	2009	2008
	____________	____________
Current assets:
Cash and cash equivalents	$ -	$ 16,336
Accounts receivable	24,203	11,646
Inventories, net	255,789	277,879
Prepaid expenses and advances	2,017	10,920
	____________	____________
Total current assets	282,009	316,781
	____________	____________

Office furnishings and equipment, net	19,301	6,024
	____________	____________
Other assets:
Deposits and other	1,645,893	6,745
Intangible asset, net	2,385,974	2,388,699
	____________	____________
Total other assets	4,031,867	2,395,444
	____________	____________

Total Assets	$ 4,333,177	$ 2,718,249
	____________	____________
	____________	____________

Liabilities and Stockholders' Equity:

Current liabilities:
Checks written in excess of bank balance	$ 30,821	$ -
Current portion of capital lease obligation	-	321
Accounts payable	259,477	134,766
Accounts payable-related party	96,912	96,912
Accrued compensation and benefits	305,651	218,306
Other accrued liabilities	144,754	25,304
Convertible note payable to related party	1,350,724	-
Accrued royalties-related party	250,078	1,087,598
Payable to stockholder/officers	190,107	22,980
	____________	____________
Total current liabilities	2,628,524	1,586,187

	____________	____________

Total liabilities	2,628,524	1,586,187
	____________	____________
Stockholders' equity:
Common stock, par value $0.001 per share, 150,000,000 shares authorized, 49,062,164 and 40,478,830 shares issued and outstanding at
May 31, 2009 and 2008, respectively	49,062	40,479
Series B preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 10,000,000 and no shares issued and outstanding at
May 31, 2009 and 2008, respectively	10,000	-
Undesignated preferred stock, par value $0.001 per share, 40,000,000 shares authorized, no shares issued or outstanding at
May 31, 2009 and 2008, respectively	-	-
Additional paid-in capital	10,333,275	8,559,885
Accumulated deficit	(8,687,684)	(7,468,302)
	____________	____________
Total stockholders' equity	1,704,653	1,132,062

	____________	____________

Total Liabilities and Stockholders' Equity	$ 4,333,177	$ 2,718,249
	____________	____________
	____________	____________

See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008

	Year Ended May 31
	2009	2008
Revenue:
Sales-product	$733,833	$909,381
Royalty income-immune booster	35,783	68,088
Total Revenue	769,616	977,469

Cost of sales	192,342	209,903

Gross profit	577,274	767,566

Royalty expense-related party	500,000	500,000

Distribution, selling and
administration expenses	1,167,074	1,541,999

Loss from operations	(1,089,800)	(1,274,433)

Other income and (expenses):
Interest expense	(129,582)	(182,635)
Total other income and
(expense), net	(129,582)	(182,635)

Net loss before income taxes	(1,219,382)	(1,457,068)

Income tax expense	-	-

Net loss	$(1,219,382)	$(1,457,068)

Basic and diluted loss
per common share	$(0.03)	$(0.04)

Weighted average
outstanding common shares-
basic and diluted	43,175,177	38,125,837

See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2009 AND 2008

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	TOTAL

Balance - May 31, 2007	34,245,499	34,246	-	-	6,316,153	(6,011,234)	339,165

Issuance of common stock at
$0.50 per share in Private Placement
during July 2007	1,400,000	1,400			698,600		700,000

Issuance of common stock at
$0.20 per share in Private Placement
during September 2007	2,500,000	2,500			497,500		500,000

Cancellation of common stock issued for
compensation in April 2007, originally valued
at $0.70 per share, in February 2008	(166,669)	(166)			166		-

Issuance of common stock at
$0.42 per share in Private Placement
during November 2007	1,190,476	1,190			498,775		499,965

Issuance of common stock at
$0.42 per share in Private Placement
during December 2007	595,238	595			249,405		250,000

Issuance of common stock at
$0.42 per share in Private Placement
during February 2008	714,286	714			299,286		300,000

Net loss						(1,457,068)	(1,457,068)

Balance - May 31, 2008	40,478,830	$40,479	-	$-	$8,559,885	$(7,468,302)	1,132,062

Issuance of preferred stock for
consideration of an employment
agreement in September 2009			10,000,000	10,000	(10,000)		-

Issuance of common stock for consideration
of a standstill agreement in connection with the Nordic license in December 2008
valued at $0.24 per share	4,166,667	4,167			995,833		1,000,000

Issuance of common stock for consideration
of a standstill agreement in connection with
the Nordic license in March 2008 valued at $0.155 per share.	4,166,667	4,166			641,667		645,833

Beneficial conversion feature charge in
Connection with a convertible note
agreement in April 2009					96,140		96,140

Issuance of common stock at
$0.20 per share in Private Placement
during May 2009	250,000	250			46,750

Net loss						(1,219,382)	(1,219,382)

Balance - May 31, 2008	49,062,164	$49,062	10,000,000	$10,000	$10,330,275	$(8,687,684)	$ 1,704,653

See accompanying notes to consolidated financial statements.

LIFEQUEST WORLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008

	2009	2008
	____________	____________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,219,382)	$ (1,457,068)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	5,329	7,370
Loss on disposal of assets	4,480	-
Non-cash interest expense	96,140	42,412
Changes in operating assets and liabilities:
Accounts receivable	(12,557)	(4,024)
Inventories	22,090	(213,869)
Prepaid expenses and advances	8,903	2,934
Deposits	6,685	31,853
Accounts payable	124,711	63,844
Accrued expenses	719,999	582,629
	____________	____________
Net cash used in operating activities	(243,602)	(943,919)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquiring office furnishings and equipment	(20,361)	(6,220)
	____________	____________
Net cash used in investing activities	(20,361)	(6,220)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	50,000	2,249,965
Payments on installment payable-immune booster license	-	(1,450,000)
Checks issued in excess of bank balance	30,821	-
Payments on capital lease obligations	(321)	(932)
Advances from (repayment to) stockholder/officer	167,127	(29,896)
	____________	____________
Net cash provided by financing activities	247,627	769,137
	____________	____________

NET INCREASE IN CASH AND CASH EQUIVALENTS	(16,336)	(181,002)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,336	197,338
	____________	____________

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ 16,336
	____________	____________
	____________	____________

Supplemental disclosures of cash flow information:
Interest paid	$ -	$ 140,233
Income tax payments	$ -	$ -
Common stock issued as consideration for standstill agreement	$ 1,645,833	$ -
Accrued royalties-related party converted into debt	$ 1,345,957	$ -

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009 and 2008

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

Accounts Receivable:

The Company collects payments from its customers almost entirely from credit cards. Primarily, any accounts receivable balance at the end of the reporting period is due to a two or three day lag in receiving the funds from the credit card processors. It also includes royalty payments due from Nordic Immotech for product sales made in Europe through May 31, 2009. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable. Historically, the Company has not experienced significant losses related to receivables from individual customers. At May 31, 2009 and 2008, the Company considers its accounts receivable to be fully collectible and therefore have not recorded an allowance for doubtful accounts.

Inventories:

Inventories are valued at the lower of cost or market, using the first-in, first-out method (FIFO).  The Company reviews inventory on a regular basis and provides for slow-moving, obsolete or unusable inventories by reducing inventory to its estimated useful or scrap value. Inventories are report at their net amounts, and consist of the following:

	May 31
	2009	2008
Raw materials	$ 115,643	$170,286
Finished goods and supplies	157,146	117,593
Allowance for obsolescence	(17,000)	(10,000)
	$ 255,789	$ 277,879

Office furnishings and equipment:

Office furnishings and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful life of three to seven years. Maintenance and minor renewals are expensed when incurred. Depreciation expense for the years ended May 31, 2009 and 2008 was $2,604 and $5,348, respectively.

Intangible Asset-Immune Booster License:

Intangible asset, entirely comprised of the immune booster license, is recorded at cost and is presented net of amortization. Amortization is being computed over the estimated sales volume that is anticipated over the remaining term of the licensed agreement to properly match revenue and expenses. There was $2,725 and $2,022 of amortization expense for the years ended May 31, 2009 and 2008, respectively. In August 2009, the Company has been notified that the distribution rights to this product have been terminated effective August 2009. (See Note 8 – Commitments and Note 9 – Subsequent Events)

Long-lived assets:

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

Advertising:

The Company expenses advertising costs as they are incurred. Advertising costs were $400 and $8,810 for the years ended May 31, 2009 and 2008, respectively.

Shipping and handling costs:

Shipping and handling costs charged to customers have been included in sales. Inbound and outbound freight and handling costs incurred by the Company have been included in cost of sales.

Research and development costs:

Research and development costs consist of on-going product development and enhancement efforts. Total expenses amounted to $15,471 and $16,914 for the years ended May 31, 2009 and 2008, respectively.

Fair value of financial instruments:

The carrying value of the Company's financial instruments approximates fair value at May 31, 2009 and 2008. The carrying amounts for cash, accounts receivable, accounts payable, accrued liabilities and notes payable approximate fair value due to the short maturity of these instruments.

Segment Reporting:

The Company operates as one reporting segment.

Reclassifications:

Certain prior year amounts have been reclassified to conform to current year presentation.

Loss per common share:

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” ("SFAS 128"). SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock outstanding during the period increased by potentially dilutive common shares.  Potentially dilutive common shares include stock warrants and shares to be issued under the “Distributor Stock Bonus Plan (See Note 8 – Commitments).  Dilution is determined using the treasury stock method.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended May 31, 2009 and 2008.

	May 31
	2009	2008
Basic earnings per share calculation:
Net loss to common shareholders	$(1,219,382)	($1,457,068)
Weighted average common shares outstanding	43,175,177	38,125,837
Basic net loss per share	$(0.03)	$(0.04)

Diluted earnings per share calculation:
Net loss to common shareholders	$(1,219,382)	($1,457,068)
Weighted average common shares outstanding	43,175,177	38,125,837
Warrants and dilutive shares (1)	-	-
Diluted weighted average common shares outstanding	43,175,177	38,125,837
Diluted net loss per share	$(0.03)	$(0.04)

(1)There were 250,000 stock warrants and 88,160 shares under the Distributor Stock Bonus Plan that were anti-dilutive due to the Company’s net loss for the year ended May 31, 2009 and 2008, respectively, and therefore have been excluded from the calculation.

Recent accounting pronouncements:

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of the activity for the asset or liability have significantly declined and

(2) identifying transactions that are not orderly. This FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on our financial position, results of operations, or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The adoption of this new guidance on June 1, 2009 should not have an effect on the Company's reported earnings per share.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company's use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. The Company is required to apply the new guidance to intangible assets acquired after December 31, 2008.

          In February 2008, the FASB issued FASB Staff Position FAS 157-2 ("FSP FAS 157-2") "Effective Date of FASB Statement No. 157" which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2. The Company does not expect FAS 157-2 to have an impact to the financial statements or reported earnings per share.

During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not believe the adoption of SFAS No. 161 will have a material effect on our results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the first quarter of fiscal year 2010 and will not have a material impact on the Company’s consolidated financial statements.

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

Note 3 - Intangible Asset:

On December 1, 2006, the Company purchased, through an exclusive license and distribution agreement, the worldwide marketing rights to the most powerful, natural immune booster discovered to date, as stated by the scientific research team that developed the product. These rights were being acquired from Nordic Immotech Trading APS. The license was purchased through installment payments totaling $2,500,000, per the terms of the agreement, which are paid in full as of May 31, 2008. The agreement, however, was terminated on August 19, 2009 by Nordic Immotech Trading APS due to not meeting the minimum raw material purchase commitments. (See Notes 8 and 9).

The Company has imputed interest on these installments at a rate of 10% because the payment schedule was non-interest bearing. The discounted value of the licensed asset totals $2,373,190. Additional costs for legal services were also incurred for $17,531. The total cost of the license is $2,390,721. The Company began marketing the product domestically in February 2008. The Company began amortizing the license at this time. The accumulated amortization for the years ended May 31, 2009 and 2008, was $4,748 and $2,022, respectively.

In a separate agreement, the Company was granted an option to purchase all the shares in Nordic Immotech (the sole supplier of the raw material ingredient for our ImmunXT product). Subject to the terms and conditions of the separate agreement, the Company has the option to purchase all of the shares of Nordic Immotech (170,000 shares) at a fixed price of $76.47 per share for a total of $13,000,000. The Company could exercise the option anytime before December 1, 2008.  The Company has been notified that both agreements have been terminated effective August 2009 (See Note 9 – Subsequent Events).

In December 2008, the Company and Nordic Immotech entered into a Standstill Addendum to the purchase agreement and distribution and sublicense agreements related to their exclusive license agreement for the ImmunXT product, as noted above. The primary intent of this Addendum was to extend the time period to acquire Nordic Immotech and to extend the required minimum purchase commitment of raw product for the calendar year 2008 to March 31, 2009. In consideration for this Addendum, the Company has issued Nordic Immotech 4,166,667 shares of common stock with a fair value of $1,000,000 or $0.24 per share which was the Company’s stock closing price on December 8, 2008.  This deposit has been classified in other assets on the Company’s balance sheet.  Following the terms of the Standstill Addendum, this has been recorded as a non-refundable advance deposit against the purchase price for the potential acquisition of Nordic Immotech.

On March 31, 2009, the Company and Nordic Immotech entered into a second Standstill Addendum (II) to the purchase agreement and distribution and sublicense agreements related to their exclusive license agreement for the ImmunXT product. The primary intent of this Addendum was as follows:

1. To extend the time period to exercise the option to purchase Nordic Immotech.

2. To extend the required minimum purchase commitment of raw product for the calendar year 2008.

In consideration of these extensions, the Company issued, on March 31, 2009, 4,166,667 common shares at a fair value of $645,833 or $0.155 per share which was the Company’s stock closing price on March 31, 2009 to Nordic Immotech. If the Company and Nordic Immotech come to an agreement to purchase all of the outstanding shares of Nordic Immotech, the value of these common shares and the 4,166,667 common shares already issued on December 8, 2008 will be used to offset the purchase price outlined in the purchase agreement.

The Company and Nordic Immotech have a preliminary agreement on the terms of purchase outlined in a preliminary Letter of Intent. Any consideration made to Nordic Immotech as defined in the agreement is non-refundable if the acquisition transaction is not closed.  As of August 19, 2009, Nordic Immotech has terminated both of these agreements due to non-performance of the terms.  Because of this termination, the Company will record an impairment loss against the Nordic license intangible asset and the two advance deposits for the acquisition of Nordic Immotech all totaling $4,031,867 in the 1st quarter ending August 31, 2009.

As of the date of this 10-K filing, the Company is still in negotiations to attempt to complete this acquisition and the advance of these shares would be considered a payment against the purchase price.  Unless these continuing negotiations are successful, a full writeoff of the Company’s

assets pertaining to this agreement, as previously noted, will be recorded in 1st quarter ending August 31, 2009.   The Company’s remaining ImmunXT inventory as of May 31, 2009 totals $212,589.  Under the termination provisions, the Company has the right to continue selling the product for the next 12 months or offer it back to Nordic Immotech at cost.

Note 4 - Capital Lease Obligations:

The Company has one capital lease for new computer equipment, expiring October 2008. The lease bears interest at 5%. The obligation is collateralized by the equipment under lease. Total cost of the lease equipment was $20,406 and was fully depreciated at May 31, 2009 and 2008, respectively. The lease was paid in full during the year ended May 31, 2009.

Note 5 - Stockholders Equity:

In September 2008, the Board of Directors has designated 10,000,000 of 50,000,000 total authorized preferred shares as Series B. The Series B preferred shares have no liquidating or other preference, cannot be converted to common stock or sold and has no dividend rights. However, each Series B preferred share has the equivalent of ten common shares for voting rights. The Company will vote with Series B preferred stock and common stock shareholders as one class.  The Company issued 10,000,000 shares of the Series B preferred stock to our CEO for his consideration in signing a 2-year employment agreement effective October 15, 2008. If for any reason the CEO terminates his contract and employment with the Company, these preferred shares will be returned to the treasury of the Company.

On December 8, 2008, the Company issued 4,166,667 shares of its common stock valued at $1,000,000 ($0.24 per share) in connection with the first extension agreement with Nordic Immotech (See note 3).

On March 31, 2009, the Company issued 4,166,667 shares of its common stock valued at $645,833 ($0.155 per share) in connection with the 2nd extension agreement with Nordic Immotech (see note 3).

In May 2009, the Company had a single private placement and issued 250,000 shares of our restricted common stock at $0.20 per share for $50,000. In addition, there were 250,000 warrants attached with an exercise price of $0.30 per common share . The warrants expire in one year.

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

In April 2007, we issued 83,335 shares of our restricted common stock to an officer/employee and 83,334 shares of restricted stock to an employee as compensation for services provided. The shares were valued at their fair value of $0.70 per share for a total compensation charge of $350,000.

During the year ended May 31, 2008, the employees forfeited the shares due to personal tax ramifications and the Company does not intend to replace this form of compensation. During the year ended May 31, 2009 and 2008, no shares were issued to our distributors under the Company's distributor bonus plan (See Note 8 - Commitments).

Note 6 - Income Taxes:

The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

	May 31
	2009	2008
Expected (benefit) at statutory rate	34%	34%
State taxes	-	-
Increase in valuation allowance	(34% )	(34%)
Effective tax rate	0%	0%

The income tax provision consists of the following for the years ended May 31:

	2009	2008
Current tax provision	$ -	$ -
Deferred tax (benefit)	(371,000)	(487,000)
Change in valuation allowance	371,000	487,000
Total income tax provision	$ -	$ -

The following is a summary of the significant components of the Company's deferred tax, assets and liabilities:

	May 31
	2009	2008
Deferred tax assets:
Net operating loss	$ 2,172,000	$ 1,975,000
Related party accruals	582,000	408,000
Valuation allowance	(2,754,000)	(2,383,000)
Net deferred tax assets	$ -	$ -

Tax law provides for limitation on the use of future net operating loss carryovers should significant ownership changes occur. The Company has net operating loss carry forwards of approximately $6,386,000 that begin to expire in 2018 and continue to expire through the year 2028.

Note 7 - Related Party Transactions:

Jurak Intellectual Property License Agreement

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

For the year ended May 31, 2009 and 2008, the Minimum Royalty Fee in the amount of $500,000 was expensed. The accrued payments due and owing to JHL under the License Agreement for the Minimum Royalty Fee and the Continuing Royalty Fee were $250,078 and $1,087,598 at May 31, 2009 and 2008, respectively. The amount owed as of May 31, 2009 and 2008, respectively, includes interest of $144,591 and $129,494 due to continued delinquent payments.  Total interest expense of $15,097 and $61,610 was recorded for the years ended May 31, 2009 and 2008, respectively.

In April 2009, the Company and Jurak Holdings Limited have entered into an agreement to convert $1,345,957 of the “accrued royalties – related party” outstanding related to the Intellectual Property License Agreement into a formal convertible note effective April 24, 2009. The note will pay interest at prime rate plus 1% and is due upon demand. Jurak Holdings Limited has the right to convert this debt at any time into common stock at a value of $0.14 per share adjusted for any stock split or adjustment. Because the fair value of the Company’s stock was $0.15 on the date of this convertible note, a $96,140 beneficial conversion feature charge was recorded to interest expense.  The remaining accrued royalties in excess of the note balance will continue with payment terms based on the Intellectual Property License Agreement including accumulating new royalties and interest per the agreement. The outstanding balance of the convertible note to related party at May 31, 2009, including interest of $4,767, is $1,350,274.

Payable to stockholder/officer

The Company has a payable due to its majority stockholder totaling $190,107 and $22,980 at May 31, 2009 and 2008, respectively. These liabilities are for reimbursement of business expenses due the stockholder and for working capital advances made to the Company. No interest is being charged on these balances.

Accounts Payable – Related Party

The Company has included in accounts payable – related party balances due to an entity owned by the majority stockholder totaling $96,912 at May 31, 2009 and 2008, respectively. These liabilities are for consulting services and reimbursement of business expenses due the entity. No interest is being charged on these outstanding balances.

Note 8 – Commitments:

Distributor Stock Bonus Plan

Prior to June 1, 2007, the Company offered to its distributors a plan whereby the distributors could earn a stock bonus based on sales and "bonus points." Distributors earned certificates redeemable for one share of the Company's common stock three years after the certificate has been earned. The number of certificates outstanding at May 31, 2009 was 88,160. The liability recorded by the Company for these bonus points was $111,695 at May 31, 2009 and 2008, respectively, which was recorded by the Company at the fair market value of the common stock  on the date that they were earned. This liability balance is classified with accrued compensation and benefits on the balance sheet.  During the years ended May 31, 2009 and 2008, respectively, no shares were issued to various distributors under this plan. Effective June 1, 2007, this plan was discontinued and all distributors who had earned certificates under the plan became fully vested. As of September 14, 2009, all 88,160 certificates remain outstanding.

License Agreement-Related Party:

The Company has entered into an intellectual property license agreement with an entity owned by the majority stockholder. Pursuant to the terms and provisions of the License Agreement, we are required to pay the greater of $500,000 for fiscal year 2003 and each calendar year thereafter, during the first ten years of the License Agreement (the "Minimum Royalty Fee"), or eight percent of the net sales price of all license products sold under the License Agreement (the "Continuing Royalty Fee"). After fiscal 2013, we are required to make payments in the amount of the Continuing Royalty Fee. The agreement also requires interest payments of prime plus one percent if the royalty fees are in arrears at the end of a calendar year. The Company is currently in arrears on royalty fees. Accrued royalties and related interest charges due under this license agreement are $250,078 and $1,087,598 at May 31, 2009 and 2008, respectively. (See Note 7 – Related Party Transactions)

Other Asset – Immune Booster License Agreement:

The Company has a license agreement with Nordic Immotech to purchase raw product to distribute. See Note 3 for additional information. As defined in the agreement, the Company has a minimum purchase commitment of raw product. The supplier has the right to terminate the license agreement, without recourse, if the purchase commitment is not met. The commitment is based on the calendar year as follows: 1,000 kg ($490,000) in 2007, 2,000 kg ($980,000) in 2008 (as amended), 9,000 kg ($4,410,000) in 2009, 15,000 kg ($7,350,000) in 2010 and 20,000 kg ($9,800,000) in 2011. The value of these commitments was determined with pricing effective as of May 31, 2009.

The supplier has entered into a sublicense agreement with the Company to distribute the product in defined markets, primarily Europe. The Company will receive a royalty of ten percent of sales.

The Company has earned $35,783 and $68,088 in royalties for the years ended May 31, 2009 and 2008, respectively.

The agreement permits the Company to include 100% of raw product sold by the supplier, during calendar year 2007 and 2008, and 50% of raw product sold by the supplier, during subsequent calendar years, along with the Company’s own purchases, in the determination of meeting the minimum commitment as defined in the agreement. The Company has met the minimum purchase commitment for calendar year 2007 and not for 2008. Because the Company has not met the required minimum purchases, the agreement has been terminated effective August 19, 2009 for this non-performance.

Endorsement and Consulting Agreement

The Company has entered into an endorsement and consulting agreement with a film and television actor to promote the immune booster product line. The one year agreement was effective May 1, 2008, with a Company option to extend two years. The Company has terminated this agreement during the year ended May 31, 2009. The Company has negotiated a settlement where the actor is owed $55,000 for prior services at May 31, 2009.  The entire $55,000 settlement amount is accrued as of May 31, 2009 and is classified in other accrued liabilities on the balance sheet.

Operating Lease

The Company rented office and warehouse space in Las Vegas, Nevada under terms of an operating lease which calls for an initial base monthly rental of approximately $6,700, increasing annually, plus common area operating expenses, through June 2009. Rent expense plus common area operating expenses under this agreement for the years ended May 31, 2009 and 2008, was $118,033 and $115,083, respectively. The Company vacated the premises in February 2009.  As of May 31, 2009, the Company has back due amounts on this lease totaling $33,172 which is classified in other accrued liabilities on the balance sheet.

The Company relocated in February 2009 to the home of an employee on a temporary basis. The employee was compensated by issuance of 1,000,000 shares of common stock in June 2009 with fair value of $170,000. The value of these shares is being expensed over the 1-year term of the agreement.  The term of the lease is one year ending February 2010. Rent expense under this agreement for the year ended May 31, 2009 was $35,000. There are no minimum lease payments. (See Note 9 – Subsequent Events)

NOTE 9 – Subsequent Events:

Private Placement Sale

In September 2009, the Company had a single private placement and issued 175,000 shares of our restricted common stock at $0.20 per share for $35,000. In addition, there were 175,000 warrants attached with an exercise price of $0.30 per common share. The warrants expire in one year.

Cancelation of Nordic Immotech License Agreement

The Company has received, on August 19, 2009, a termination notification to the Exclusive License and Distribution Agreement date December 1, 2006 (See Note 3 – Intangible Asset) from Nordic Immotech. Per the agreement, we are responsible for the remaining minimum raw material purchase commitment for the year 2008 and a scientific study performed by Nordic Immotech. The total obligation is estimated to be approximately $850,000. Scandinavian Clinical Nutrition, the parent of Nordich Immotech APS, is working with the Company to sell raw material to a new distributor to minimize the liability for this obligation.  Due to the loss of this Nordic Immotech license agreement, the Company will write-off in 1st quarter ending August 31, 2009, the value of the assets pertaining to this agreement totaling $4,031,867 (see Note 3 for more information).

Agreement to Provide Auto-Dial Telemarketing

The Company entered into a one year marketing agreement on June 2009. This marketing agreement calls for the vendor to provide telemarketing and promotional advertising to assist with increasing sales of our product and developing additional distributors and marketers. As a part of the compensation for these services, the Company was required to issue 12,000,000 common shares. The Company issued 10,000,000 restricted common shares at fair value of $1,700,000 or $0.17 per share which was the Company’s stock closing price on June 25, 2009. In addition, an existing shareholder transferred 2,000,000 tradeable common shares to the company at fair value of $340,000 or $0.17 per share which was the Company’s stock closing price on June 29, 2009. The marketing company is required to return the 10,000,000 restricted common shares if it doesn’t achieve certain agreed upon performance measures.  If the marketing company is not successful in increasing the Company’s active customer accounts by 50% within 90 days, the company can terminate the agreement.

In addition to the stock compensation, cash payments will be due each month at a rate of 50% of new gross sales proceeds and repeat orders will incur a 40% commission rate.  There is no maximum commission that can be earned under this agreement.

Office Lease Change

In February 2009, the Company vacated their leased office space and moved to the home of an employee. On June 1, 2009, the Company issued 1,000,000 restricted common shares at fair value of $170,000 or $0.17 per share which was the Company’s stock closing price on June 1, 2009. The term of the lease is one year through February 2010.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9AT. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Such information is accumulated and communicated to management, including our Chief Executive Officer / Principal Accounting Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of May 31, 2009 our management, with the participation of our Chief Executive Officer / Principal Accounting Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer / Principal Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of May 31, 2009, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of May 31, 2009, our Chief Executive Officer / Principal Accounting Officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America ("GAAP").

Report of Management on LifeQuest World Corporation’s Internal Control Over Financial Reporting

Our principal executive officer (Chief Executive Officer and Principal Accounting Officer), and other members of management of LifeQuest World Corporation, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, our internal controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. The following material weaknesses have been identified by members of our management and reported to the board of directors:

o

Currently, the sole Board Member acts in the capacity of the Audit Committee. This individual lacks independence and is not considered a financial expert. It is management’s view that such a committee, including financial expertise and independent membership, is an utmost important entity level control over the Company’s financial statement.

o

We did not maintain proper segregation of duties for the preparation of our financial statements. As of May 31, 2009, the majority of the preparation of the financial statements was carried out by an independent contractor. The independent contractor prepared routine and non-routine journal entries, processed certain transactions, prepared certain account reconciliations, selected accounting principles, and prepared interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles without review and approval by someone with financial expertise for overseeing such duties.

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

As of May 31, 2009, our management with the participation of our chief executive officer and principal accounting officer, documented our control environment, however, management did not assess our internal control over financial reporting based on criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of this review, material weaknesses were identified, as described above, and, management has concluded that our internal controls over financial reporting were not effective as of May 31, 2009. Carver, Moquist & O’Connor, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2009.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the most recent fiscal quarter ended May 31, 2009, that materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

The Company is continuing its efforts to address deficiencies in internal control over financial reporting. Management and the Board of Directors believe, as the Company receives further funding through private placements and growth in operations, it will be able to invest in remediating the identified weaknesses.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

As of the date of this Annual Report, our directors and executive officers, their ages and positions held are as follows:

NAME	AGE	OFFICES HELD
Anthony C. Jurak	71	Director, Chairman of the Board and Chief Executive Officer, President and Secretary

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

ITEM 11. EXECUTIVE COMPENSATION

During fiscal years ended May 31, 2009 and 2008, certain officers were compensated for their role as executive officers. As of the date of this Annual Report, we do not have any stock option, pension, annuity, insurance, profit sharing or similar benefit plans. Executive compensation is subject to change concurrent with our requirements. We have employment agreement with our officer. This agreement is for two years and expires October 14, 2010.

Generally, our director does not receive salary or fees for serving as director nor does he receive any compensation for attending meetings of the Board of Directors. However, we may adopt a director compensation policy in the future. We do not currently have any standard arrangement pursuant to which our directors are compensated for services provided as a director or for committee participation or special assignments. Directors are, however, entitled to reimbursement of expenses incurred in attending meetings.

SUMMARY COMPENSATION TABLE

Compensation

We do not currently have a compensation committee. Compensation decisions are made from time-to-time by our Board of Directors with no established policies or formulas. The following table sets forth the compensation received by officers.

Long Term Compensation
		Annual Compensation			Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Anthony Jurak Chief Executive Officer/ Secretary, Chairman of the Board, Director, President	2009 2008	$90,000 $66,000	Nil Nil	Nil Nil	None None	Nil Nil	None None	$27,651 $23,661

Stock Options/SAR Grants In Fiscal Year Ended May 31, 2009

As of the date of this Annual Report, we do not have a stock option plan in effect. The following reflects the information for fiscal year ended May 31, 2009, regarding stock options. No stock options were granted in any previous fiscal years.

Name	Number of Securities Under Options/SARs Granted	% of Total Options/SARs Granted to Employees in Financial Year	Exercise or Base Price ($/Security)	Expiration Date
Not Applicable	Nil	Nil	Nil	Not applicable

Long Term Incentive Plan (“LTIP”) Awards Table

We have no long-term incentive plans in place and therefore there were no awards made under any long-term incentive plan to any of the above executive officers during fiscal year ended May 31, 2009.

EMPLOYMENT AGREEMENTS

As of the date of this Annual Report, our President and Director have an employment agreement that expires in October 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of May 31, 2009, there are 49,062,164 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class	Preferred Shares
Common	Anthony C. Jurak (1) (2) Chief Executive Officer/ Secretary, Chairman of the Board, Director	16,564,769	33.94%	10,000,000
Common	Executive Officers/Directors as a group	16,564,769	33.94%

(1) The address for all management is 8022 S. Rainbow Blvd, Suite 345, Las Vegas, NV  89139.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On approximately January 1, 1999, we entered into an intellectual property license agreement (the “License Agreement”) with Jurak Holdings Limited, a corporation organized under the laws of the Province of Alberta and an affiliate of our Chief Executive Office and  director, Anthony Jurak.  Pursuant to the terms and provisions of the License Agreement, beginning with fiscal year 2003, for a term of ten (10) years, we are required to pay annually the greater of $500,000 (“Minimum Royalty Fee”) or eight percent (8%) of the net sales revenue (“Continuing Royalty Fee”) of all licensed products sold under the license agreement.  After fiscal 2013, we are required to make payments in the amount of the Continuing Royalty Fee.  As of May 31, 2009, the amount of the Accrued Minimum Royalty Fee due and owing is $250,078.

The Company and Jurak Holdings Limited have entered into an agreement to convert $1,345,957 of the “accrued royalties – related party” outstanding related to the Intellectual Property License Agreement into a formal convertible note effective April 24, 2009. The note will pay interest at prime rate plus 1% and is due upon demand. Jurak Holdings Limited has the right to convert this debt into common stock at a value of $0.14 per share adjusted for any stock split or adjustment. The outstanding balance on the convertible note at May 31, 2009, including interest of $4,767, is $1,350,274.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents fees for audit and other services provided by Carver Moquist & O'Connor, LLC for the years ended May 31, 2009 and 2008:

	Year Ended
	May 31,	May 31,
	2009	2008

Audit fees (1)	$33,800	$36,260
Audit-related fees (2)	-	8,999

Tax fees (3)	6,345	5,620
All other fees (4)	--	--
Total Fees	$40,145	$50,879

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit List

31.1     Certificate pursuant to Rule 13a-14(a)

31.2     Certification pursuant to Rule 13a-14(a)

32.1     Certificate pursuant to 18 U.S.C. Subsection 1350

32.2     Certificate pursuant to 18 U.S.C. Subsection 1350

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Exchange Act fo 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LifeQuest World Corporation

(Registrant)

By

/s/ Anthony Jurak

Anthony Jurak
Chairman, Chief Executive Officer, Principal Accounting Officer, Director and President

Date

September 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

/s/ Anthony Jurak

Anthony Jurak
Chairman, Chief Executive Officer, Principal Accounting Officer, Director and President

Date

September 14, 2009